Form 10QSB
period 2005-10-31
WestCoast Golf Experiences Inc.
filed 2005-12-15
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                      For the Period ended October 31, 2005

                        Commission File Number 333-125956


                        WESTCOAST GOLF EXPERIENCES, INC.
                 (Name of small business issuer in its charter)


         Nevada                         7999                    20-2706319
(State of incorporation)       (Primary SIC Number)     (IRS Employer ID Number)


                           #309 - 333 East 1st Street
                       North Vancouver, BC, Canada V7L 4W9
                                  (604)988-1083
          (Address and telephone number of principal executive offices)


                            Michael M. Kessler, Esq.,
                          3436 American Drive, Suite 11
                              Sacramento, CA 95864
                              Phone: (916)239 4000
                               Fax: (916) 239 4008
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the  registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 2,000,000 shares of Common Stock outstanding as of October 31, 2005.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                           October 31, 2005       April 30, 2005
                                                           ----------------       --------------
                                                              (unaudited)
                                   ASSETS
Current Assets
  Cash                                                         $  3,645             $ 10,000
                                                               --------             --------

Total  Assets                                                  $  3,645             $ 10,000
                                                               ========             ========

                                   LIABILITIES

Current Liabilities
  Accounts Payable and accrued liabilities                     $  4,447             $  5,045
                                                               --------             --------

      Total Current Liabilities                                   4,447                5,045
                                                               --------             --------

                       STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock (Note 2)
  75,000,000 authorized shares, par value $0.001
    2,000,000 shares issued and outstanding
    (April 30, 2005 - 2,000,000)                                  2,000                2,000
  Additional Paid-in-Capital                                      8,000                8,000
  Deficit accumulated during development stage                  (10,802)              (5,045)
                                                               --------             --------

      Total Stockholders' Equity                                   (802)               4,955
                                                               --------             --------

Total Liabilities and Stockholders' Equity                     $  3,645             $ 10,000
                                                               ========             ========

Going Concern Contingency (Note 1)


                 The accompanying notes are an integral part of
                      these interim financial statements.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Operations
                                   (unaudited)

                                                          Three Months          Six Months        April 20, 2005
                                                             Ended                Ended           (inception) to
                                                        October 31, 2005     October 31, 2005    October 31, 2005
                                                        ----------------     ----------------    ----------------
REVENUES:
  Revenues                                                 $        --          $        --         $        --
                                                           -----------          -----------         -----------
EXPENSES:
  General and administrative expenses                            2,409                5,757              10,802
                                                           -----------          -----------         -----------

NET LOSS FOR THE PERIOD                                    $    (2,409)         $    (5,757)        $   (10,802)
                                                           ===========          ===========         ===========

Basic loss Per Common Share                                $     (0.00)         $     (0.00)
                                                           ===========          ===========

Weighted Average number of Common Shares Outstanding         2,000,000            2,000,000
                                                           ===========          ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
 For the period from April 20, 2005 (inception) to October 31, 2005 (unaudited)

                                                                                            Deficit
                                                                                          Accumulated
                                                                            Additional     During the       Total
                                                                 $0.001      Paid-In      Development   Stockholders'
                                                     Shares     Par Value    Capital         Stage         Equity
                                                     ------     ---------    -------         -----         ------
Balance April 20, 2005                                    --     $   --      $   --        $     --       $     --

Stock Issued for cash at $0.005 per share          2,000,000      2,000       8,000              --         10,000

Net loss for the period from
   April 20, 2005 (inception) to April 30, 2005           --         --          --          (5,045)        (5,045)
                                                   ---------     ------      ------        --------       --------

Balance April 30, 2005                             2,000,000      2,000       8,000          (5,045)         4,955

Net loss for the six month period ended
   October 31, 2005 (unaudited)                           --         --          --          (5,757)        (5,757)
                                                   ---------     ------      ------        --------       --------

Balance October 31, 2005 (unaudited)               2,000,000     $2,000      $8,000        $(10,802)      $   (802)
                                                   =========     ======      ======        ========       ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Cash Flows
                                   (unaudited)

                                                          Six months         April 20, 2005
                                                            ended            (inception) to
                                                       October 31, 2005     October 31, 2005
                                                       ----------------     ----------------
Cash Flows from Operating Activities:
  Net Loss for the period                                  $ (5,757)            $(10,802)
  Adjustments to reconcile net loss to net cash
   from operating activities:
     Accounts Payable and accrued liabilities                  (598)               4,447
                                                           --------             --------
Net Cash Used in Operating Activities                        (6,355)              (6,355)
                                                           --------             --------
Cash Flows from Financing Activities:
  Common Stock issued for cash                                   --               10,000
                                                           --------             --------
Net Cash Provided by Financing Activities                        --               10,000
                                                           --------             --------

Net Increase (Decrease) in Cash                              (6,355)               3,645

Cash Balance,  Beginning of Period                           10,000                   --
                                                           --------             --------

Cash Balance,  End of Period                               $  3,645             $  3,645
                                                           ========             ========

Supplemental Disclosures:
  Cash Paid for interest                                   $     --             $     --
                                                           ========             ========
  Cash Paid for income taxes                               $     --             $     --
                                                           ========             ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          October 31, 2005 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

WestCoast Golf Experiences, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005 for the purpose of marketing golf packages to corporate clients for their employees or customers utilizing the Company's teaching professionals and other computer aided instruction.

The Company has a total of 75,000,000 authorized shares with a par value of $0.001 per share and 2,000,000 shares issued and outstanding as of October 31, 2005.

The Company has been in the initial organization stage since inception and has no business assets nor current operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company has completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering up to 1,000,000 shares of the Issuer's common stock in connection with an offering of 1,000,000 shares of the Issuer's common stock at a price of $0.025 per share to raise $25,000. The Company is in the process of raising the funds, but has not completed selling the offering.

The Company expects to satisfy its cash requirements for the next twelve months with the current cash in the bank, proceeds from the planned offering and advances from the Company's sole director if required.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2005 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          October 31, 2005 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

BASIS OF PRESENTATION

These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

The Company's year end is April 30 with its initial period being from April 20, 2005 to April 30, 2005.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board ("FASB") Statement ("SFAS") No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

FEDERAL INCOME TAX

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company accounts for income taxes pursuant to the provisions of SFAS No. 109 which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          October 31, 2005 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

EARNINGS (LOSS) PER COMMON SHARE

The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share".

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding during the period. Dilutive securities having an anti-dilutive effect on diluted earnings
(loss) per share are excluded from the calculation.

Diluted loss per share is equal to basic loss per share as there are no dilutive securities outstanding.

STOCK-BASED COMPENSATION

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

COMPREHENSIVE INCOME

SFAS No.  130,  "Reporting  Comprehensive  Income,"  establishes  standards  for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          October 31, 2005 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

NOTE 2 - COMMON STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

As at October 31, 2005 and to date, the Company has not granted any stock options and has not recorded any stock-based compensation.

A total of 2,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.005 per share for total proceeds of $10,000.

NOTE 3 - RELATED PARTIES

The Company currently has no significant related party transactions with any related individuals or entities.

NOTE 4 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $10,800 which may be available to offset against future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset, financial statement purposes and tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have only commenced generating revenues.

We incurred operating expenses of $2,409 and $5,757 for the three month and six month periods ended October 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the three and six months ended October 31, 2005 was $2,409 and $5,757, respectively. Since we have only been incorporated since April 20, 2005, no comparisons are included in this report to previous years.

In their report on our audited financial statements as at April 30, 2005, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We are in the process of selling our offering for proceeds of $25,000 and upon completion, we expect to be able to satisfy our cash requirements for at least the next 12 months with our cash in the bank of $3,645 at October 31, 2005 plus the proceeds of our current financing without having to raise additional funds or seek bank loans. After that 12 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on October 27, 2005. Management estimates we will be able to complete our proposed offering of 1,000,000 common shares by January 31, 2006. During the months preceding that we will rely upon existing funds to sustain our operations. Once our funding is received we will proceed with the more cost intensive aspects of our business plan such as purchasing new computer equipment and commence advertising. Our 12 month budget is based on operations which will be completely funded by the $25,000 raised through this offering. If we begin to generate profits we will increase our sales activity accordingly.

Our business is client-driven and our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Our completed milestones and planned milestones are as follows:

COMPLETED MILESTONES

     * The SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on October 27, 2005.
     * A website developer has been contacted and preliminary discussions have taken place regarding the look and functionality of the initial website.
     * A comprehensive list of potential clients has been compiled and contact has been made with several parties regarding the company's products and services.
     * The CSWING golf swing analysis software has been purchased as well as a digital camcorder for image capturing.
     * The Company currently has Gift Certificates available for purchase for $100 each which include 1 swing analysis plus 1 lesson. To date the Company has sold 10 Gift Certificates for total proceeds of $1,000

PLANNED MILESTONES

JANUARY/FEBRUARY 2006
We anticipate selling and completing our offering for $25,000. We will purchase a laptop computer (estimated cost $2,000) to you use with the cswing software. We will design and print our initial brochure. The initial printing run will be for 2,000 pieces at an estimated cost of $0.25 per 4-color tri-fold brochure ($500 total). Begin our direct mailing efforts targeting contacts in the financial industry ($390 postal fees). Hire the website designer to expand the initial website design at www.westcoastgolfexperiences.com as well as provide search engine optimization for our website domain (estimated cost $500).

MARCH/APRIL 2006
We plan to attend and advertise our golf packages at the Vancouver Golf and Travel Show in Vancouver, BC. The rental of a 10' x 10' booth is estimated to remain at or near the 2005 show cost of $1,295. Our officers will be responsible for setting up and manning the booth. We anticipate purchasing an additional 2,000 brochures for use at the show and estimate the total cost of attending the trade show to be $2,000.

MAY/JUNE 2006
Continue our direct mailing efforts targeting contacts in the financial industry ($390 postal fees). Begin advertising campaign in Vancouver and B.C. financial publications, including Business in Vancouver where a 1/20 of page ad costs approximately $300 per issue. Business in Vancouver is a weekly publication with an estimated average weekly readership of 60,000 (www.biv.com).

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of October 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-125956.

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

FEDERAL INCOME TAX

The Company has adopted the provisions of SFAS No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income

Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

EARNINGS (LOSS) PER COMMON SHARE

The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share".

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding during the period. Dilutive securities having an anti-dilutive effect on diluted earnings
(loss) per share are excluded from the calculation.

Diluted loss per share is equal to basic loss per share as there are no dilutive securities outstanding.

STOCK-BASED COMPENSATION

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-125956, at the SEC website at www.sec.gov:

       Exhibit No.                      Description
       -----------                      -----------
         3.1        Articles of Incorporation*
         3.2        Bylaws*
         31.1       Sec. 302 Certification of Principal Executive Officer
         31.2       Sec. 302 Certification of Principal Financial Officer
         32.1       Sec. 906 Certification of Principal Executive Officer
         32.2       Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended October 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 14, 2005                   WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -------------------------------------
                                       Roger Arnet, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

December 14, 2005                   WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -------------------------------------
                                       Roger Arnet, President, Secretary,
                                       Treasurer, Chief Executive Officer,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer