Form 10QSB
period 2006-01-31
WestCoast Golf Experiences Inc.
filed 2006-03-14
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended January 31, 2006

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

                            Michael M. Kessler, Esq.,
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                              Phone: (916)239 4000
                               Fax: (916) 239 4008
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,000,000 shares of Common Stock outstanding as of January 31, 2006.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                               January 31, 2006    April 30, 2005
                                                               ----------------    --------------
                                                                  (unaudited)
                                     ASSETS
Current Assets
  Cash                                                             $  1,135           $ 10,000
                                                                   --------           --------


Fixed Assets
  Computer Equipment                                                  1,820                 --
  Accumulated Depreciation                                              (50)                --
                                                                   --------           --------
      Total Fixed Assets                                              1,770                 --
                                                                   --------           --------

Total  Assets                                                      $  2,905           $ 10,000
                                                                   ========           ========

                              LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                         $  4,863           $  5,045
  Unearned Income                                                     1,000                 --
                                                                   --------           --------
      Total Current Liabilities                                       5,863              5,045
                                                                   --------           --------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock (Note 2)
  75,000,000 authorized shares, par value $0.001
   2,000,000 shares issued and outstanding
   (April 30, 2005 - 2,000,000)                                       2,000              2,000
  Additional Paid-in-Capital                                          8,000              8,000
  Deficit Accumulated During Development Stage                      (12,958)            (5,045)
                                                                   --------           --------
      Total Stockholders' Equity                                     (2,958)             4,955
                                                                   --------           --------

Total Liabilities and Stockholders' Equity                         $  2,905           $ 10,000
                                                                   ========           ========

Going Concern Contingency (Note 1)

              The accompanying notes are an integral part of these
                          interim financial statements

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Operations
                                   (unaudited)

                                                          Three Months          Nine Months         April 20, 2005
                                                             Ended                 Ended            (inception) to
                                                       January 31, 2006      January 31, 2006      January 31, 2006
                                                       ----------------      ----------------      ----------------
REVENUES
  Revenues                                                $        --           $        --           $        --
                                                          -----------           -----------           -----------
EXPENSES
  General and Administrative Expenses                           2,156                 7,913                12,958
                                                          -----------           -----------           -----------

NET LOSS                                                  $    (2,156)          $    (7,913)          $   (12,958)
                                                          ===========           ===========           ===========

Basic net loss Per Common Share                           $     (0.00)          $     (0.00)
                                                          ===========           ===========

Weighted Average number of Common Shares Outstanding        2,000,000             2,000,000
                                                          ===========           ===========

              The accompanying notes are an integral part of these
                          interim financial statements

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
 For the period from April 20, 2005 (inception) to January 31, 2006 (unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                                           Additional    During the       Total
                                                                $0.001      Paid-In     Development    Stockholders'
                                                 Shares       Par Value     Capital        Stage          Equity
                                                 ------       ---------     -------        -----          ------
Balance April 20, 2005                                 --      $    --      $    --      $      --       $     --

Stock Issued for cash at $0.005 per share
   April 24, 2005                               2,000,000        2,000        8,000             --         10,000

Net loss for the period                                --           --           --         (5,045)        (5,045)
                                               ----------      -------      -------      ---------       --------

Balance April 30, 2005 (audited)                2,000,000        2,000        8,000         (5,045)         4,955

Net loss for the period                                --           --           --         (7,913)        (7,913)
                                               ----------      -------      -------      ---------       --------

Balance January 31, 2006 (unaudited)            2,000,000      $ 2,000      $ 8,000      $ (12,958)      $ (2,958)
                                               ==========      =======      =======      =========       ========

              The accompanying notes are an integral part of these
                          interim financial statements

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Cash Flows
                                   (unaudited)

                                                                               Nine months        April 20, 2005
                                                                                  ended           (inception) to
                                                                             January 31, 2006    January 31, 2006
                                                                             ----------------    ----------------
Cash Flows from Operating Activities:
  Net Loss                                                                       $ (7,913)          $(12,958)
  Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation                                                                      50                 50
  Change in non-cash working capital items:
     Accounts Payable and accrued liabilities                                        (182)             4,863
     Deferred Revenue                                                               1,000              1,000
                                                                                 --------           --------
Net Cash Used in Operating Activities                                              (7,045)            (7,045)
                                                                                 --------           --------
Cash Flows from Investing Activities:
  Purchase of Computer Equipment                                                   (1,820)            (1,820)
                                                                                 --------           --------
Net Cash Used in Investing Activities                                              (1,820)            (1,820)
                                                                                 --------           --------
Cash Flows from Financing Activities:
  Common Stock issued for cash                                                         --             10,000
                                                                                 --------           --------
Net Cash Provided by Financing Activities                                              --             10,000
                                                                                 --------           --------

Net Increase (Decrease) in Cash                                                    (8,865)             1,135

Cash Balance,  Beginning of Period                                                 10,000                 --
                                                                                 --------           --------
Cash Balance,  End of Period                                                     $  1,135           $  1,135
                                                                                 ========           ========
Supplemental Disclosures:
  Cash Paid for interest                                                         $     --           $     --
                                                                                 ========           ========
  Cash Paid for income taxes                                                     $     --           $     --
                                                                                 ========           ========

              The accompanying notes are an integral part of these
                          interim financial statements

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          January 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

WestCoast Golf Experiences, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005 for the purpose of marketing golf packages to corporate clients for their employees or customers utilizing the Company's teaching professionals and other computer aided instruction.

The Company has been in the initial organization stage since inception and has no current operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2005 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

BASIS OF PRESENTATION

These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

The Company's fiscal year end is April 30.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          January 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board ("FASB") Statement ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 "Disclosures about
Fair Value of Financial Instruments," management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

COMPUTER EQUIPMENT

Computer equipment is recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of 3 years.

REVENUE RECOGNITION

Revenue is recognized by the Company when its services are rendered to its customers. Proceeds from the sale of gift certificates are deferred as unearned income until such time as the certificates are redeemed.

INCOME TAXES

The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          January 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

EARNINGS (LOSS) PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potential dilutive instruments since inception and accordingly only basic loss per share is presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          January 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          January 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

The interpretations in Staff Accounting Bulletin ("SAB") No. 107 express views of the Securities and Exchange Commission ("SEC") staff regarding the interaction between SFAS Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Management believes this Statement will have no impact on the financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                          January 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

NOTE 2 - COMMON STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

Since inception the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 24, 2005 a total of 2,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.005 per share for total proceeds of $10,000.

NOTE 3 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $13,000 which may be available to offset against future taxable income through 2025. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have not commenced generating revenues.

We incurred operating expenses of $2,156 and $7,913 for the three month and nine month periods ended January 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the three and nine months ended January 31, 2006 was $2,156 and $7,913, respectively. Since we have only been incorporated since April 20, 2005, no comparisons are included in this report to previous years.

In their report on our audited financial statements as at April 30, 2005, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We are in the process of selling our offering for proceeds of $25,000 and upon completion, we expect to be able to satisfy our cash requirements for at least the next 12 months with our cash in the bank of $1,135 at January 31, 2006 plus the proceeds of our current financing without having to raise additional funds or seek bank loans. After that 12 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on October 27, 2005. Management estimates we will be able to complete our proposed offering of 1,000,000 common shares by April 30, 2006. During the months preceding that we will rely upon existing funds and if necessary, loans from our director, to sustain our operations. Once our funding is received we will proceed with the more cost intensive aspects of our business plan including our marketing and advertising campaign. Our 12 month budget is based on operations which will be completely funded by the $25,000 raised through our offering. If we begin to generate profits we will increase our sales activity accordingly.

Our business is client-driven and our expenditures will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Our completed milestones and planned milestones are as follows:

COMPLETED MILESTONES

     * The SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on October 27, 2005.
     * A website developer has been contacted and preliminary discussions have taken place regarding the look and functionality of the initial website.
     * A comprehensive list of potential clients has been compiled and contact has been made with several parties regarding the company's products and services.
     * The CSWING golf swing analysis software has been purchased as well as a digital camcorder for image capturing.
     * The Company currently has Gift Certificates available for purchase for $100 each which include 1 swing analysis plus 1 lesson. To date the Company has sold 10 Gift Certificates for total proceeds of $1,000. None of these gift certificates have been redeemed to date.
     * Purchased a laptop computer and associated accessories to use with the CSWING software.

PLANNED MILESTONES

MARCH/APRIL 2006
We anticipate selling and completing our offering for $25,000 by April 30th. We will hire the website designer to expand the initial website design at www.westcoastgolfexperiences.com as well as provide search engine optimization for our website domain (estimated cost $500). We will design and print our initial brochure. The initial printing run will be for 2,000 pieces at an estimated cost of $0.25 per 4-color tri-fold brochure ($500 total). Begin our direct mailing efforts targeting contacts in the financial industry ($390 postal fees).

MAY/JUNE 2006
Continue our direct mailing efforts targeting contacts in the financial industry ($390 postal fees). Begin advertising campaign in Vancouver and B.C. financial publications, including Business in Vancouver where a 1/20 of page ad costs approximately $300 per issue. Business in Vancouver is a weekly publication with an estimated average weekly readership of 60,000 (www.biv.com).

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of January 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-125956.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 "Disclosures about
Fair Value of Financial Instruments," management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

EARNINGS (LOSS) PER COMMON SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potential dilutive instruments since inception and accordingly only basic loss per share is presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

The interpretations in Staff Accounting Bulletin ("SAB") No. 107 express views of the Securities and Exchange Commission ("SEC") staff regarding the interaction between SFAS Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Management believes this Statement will have no impact on the financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

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

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

There were no reports filed on Form 8-K during the quarter ended January 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2006                      WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -------------------------------------
                                       Roger Arnet, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

March 14, 2006                      WestCoast Golf Experiences, Inc., Registrant


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