Form 10KSB
period 2006-04-30
WestCoast Golf Experiences Inc.
filed 2006-06-29
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 2006

                        Commission File Number 333-125956


                         WESTCOAST GOLF EXPERIENCES INC.
             (Exact name of registrant as specified in its charter)

           Nevada                              7999                          20-2706319
  (State or jurisdiction of        (Primary Standard Industrial            (IRS Employer
incorporation or organization)      Classification Code Number)        Identification Number)

                           #309 - 333 East 1st Street
                         Vancouver, BC, Canada, V7L 4W9
                             Telephone 604 988-1083
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of April 30, 2006, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                             3
Item 2.  Description of Property                                            11
Item 3.  Legal Proceedings                                                  11
Item 4.  Submission of Matters to a Vote of Securities Holders              11

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities               12
Item 6.  Management's Discussion and Analysis or Plan of Operation          14
Item 7.  Financial Statements                                               17
Item 8.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                          29
Item 8A. Controls and Procedures                                            29

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons       29
Item 10. Executive Compensation                                             30
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   31
Item 12. Certain Relationships and Related Transactions                     31
Item 13. Exhibits                                                           32
Item 14. Principal Accountant Fees and Services                             32

Signatures                                                                  33

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

WestCoast Golf Experiences, Inc. was incorporated in the State of Nevada on April 20, 2005. We were formed to market golf packages to corporate clients for their employees or customers. The company was incorporated by our director.

We are still in the development stage; have only recently commenced business operations; and we have generated limited revenues. In April 2006, we were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

INDUSTRY BACKGROUND

Canada has the highest per capita golf participation in the world at 19.4% according to the Royal Canadian Golf Association. Their 1996 and 2002 Golf Participation Studies (rcga.org) provide the following demographics of the industry in Canada:

     There are 4.8 million golfers in Canada

     The average age is 39 years old, the dominant age group being 35-44

     The gender split is 68% male, 32% female

     The household income of golfers is 25% higher than the Canadian average

     25% of golfers play business-related games - among higher income earners this increases to 35%

According to a recent study conducted by the Incentive Federation, the hottest new trend in corporate entertaining is golf school. Golf & Meetings Magazine (May 2001) reported that many corporations are also choosing golf school as a team-building experience to reward and motivate employees.

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

Our golf packages primarily take place at selected golf courses in the Vancouver, B.C. area. Conceived by our CPGA teaching professionals our golf packages combine the best of corporate golf, personalized professional instruction and the latest in golf swing technique analysis technology.

Our target market for our packages is current golfers in the financial industry. These would include individuals in investment banking, brokerage houses, mutual funds, accounting firms, legal firms, and public companies. We plan to advertise in local financial publications, develop marketing brochures for use in direct mail campaigns and attend golf and financial trade shows and conventions. We will also utilize our website at westcoastgolfexperiences.com as a focal point in our marketing efforts.

We offer the following golf packages:

Package #1 $75* per golfer includes:

     As a group, the participants receive a half hour lesson focusing on one segment of the game held at the driving range, putting green or practice bunker prior to the round of golf;

     A Single club swing by each participant is digitally captured by our video camera using the cSwing software;

     Our CPGA teaching professional will then play along with the participants for 18 holes and provide on-course pointers. There will be one CPGA teaching professional per every 4 playing groups (approximately 16 participants). The CPGA teaching professional will rotate between the different playing groups, playing 4-5 holes with each group;

     After the event, our CPGA teaching professional will download the participant's pre-game digitally captured golf swing and utilizing the cSwing software, provide a brief (2-5 minute) analysis, both visually and via vocal commentary. The CPGA teaching professional will burn individual CD's for each participant with their analysis on it and deliver the CD's to the event organizer to be distributed to the participant/client as a follow up to the event.

* This fee does not include the cost of the golf course green fee (the cost to play the 18 hole course).

Package #2 $1,000 per event includes:

     Our client would be a Single Hole Sponsor for a large corporate golf tournament (approximately 72-108 participants). Our CPGA teaching professional would set up our digital video camera and equipment at the Sponsored Hole and digitally capture each participant's golf swing when they tee off on the designated hole. After the event, our CPGA teaching professional will download the participant's digitally captured golf swing and utilizing the cSwing software, provide a brief (2-5 minute) analysis, both visually and via vocal commentary. The CPGA teaching professional will burn individual CD's for each participant with their analysis on it and deliver the CD's to the corporate hole sponsor to be distributed to the participants as a follow up to the event.

Gift Certificates:

     Gift certificates costing various amounts can be purchased for customized versions of our packages, including combinations of:

     A half hour lesson at the driving range, putting green or practice bunker;

     Single club or multi club swing analysis utilizing the cSwing software and our digital video camera and equipment, including visual and vocal commentary on a CD;

     An on-course instructional round of golf.

EQUIPMENT

cSwing Software - Our teaching professionals utilize cSwing analysis software. cSwing is an advanced video swing analysis program that captures video images from a digital camcorder to a personal computer where it can be easily analyzed with drawing and comparison tools. The analysis is then downloaded to CD format which can then be played back on a clients PC using Windows Media Player.

Computer - We purchased a Toshiba Laptop M703RS computer with a FireWire connection between the laptop and the video camera for use in our business.

Video Camera - We purchased a Canon digital camcorder with a built in FireWire connection that provides a clear picture in most lighting conditions.

Accessories - We purchased a tripod to hold the video camera in place, a microphone, a video camera and accessory bag and a "3 in one" machine that can perform functions as a printer, scanner and copier.

DISTRIBUTION METHODS

We initially plan to market to companies in the financial industry, accounting and legal firms, brokerage houses, investment banks and public companies.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

We expect to face significant competition in the golf instruction industry. This would include traditional instruction from golf professionals, golf academies offered by golf clubs, companies that sell instructional videos, DVD's, accessories and other training aids designed to assist golfers with their technique. Many of these competitors have greater financial, marketing and other resources, as well as more experience in the golf instruction industry.

We cannot guarantee that we will be able to compete effectively and because we have only recently begun operations we do not have a competitive position relative to these other companies. Our competitors include Westwood Plateau Golf Academy, Brent Morrison Golf Academy, golfhelp.com, V1golf.com, golfcoachinc.com and perfectimpact.com. Once we fully launch operations we hope to compete on the basis of price, quality and personalized service. Our operations and our ability to generate revenues will be harmed if we are unable to establish a reputation as a provider of quality golf instruction.

SOURCES AND AVAILABILITY OF PRODUCTS

There are numerous public, semi-private and private golf courses in the greater Vancouver region. We anticipate utilizing many different courses, but we would suggest to our client, to host their golfing event at Mayfair Lakes Golf and Country Club (http://www.golfbc.com/courses/mayfair_lakes). Mayfair Lakes is a full length (6,641 yards) championship golf course with extensive practice facilities including a large range, sand traps and a putting green. The course is relatively flat, incorporates lakes into many holes and is quite spacious and open. In addition, it has a large fully equipped clubhouse that the clients and participants can utilize for their post golf activities. Another positive feature with Mayfair Lakes is it is located 20 minutes from downtown Vancouver, 10 minutes from the Vancouver International Airport and is situated with easy access from several major highways that will allow clients and participants to travel to the course quickly and efficiently from downtown and surrounding suburbs. We have also identified several other golf courses that have some of these above listed features that we would also recommend. They include University Golf Club (http://www.universitygolf.com), Morgan Creek Golf Club (http://www.morgancreekgolf.com), Squamish Valley Golf Club (http://www.squamishvalleygolf.com), and NorthView Golf and Country Club (http://www.northviewgolf.com/).

Blank Compact Discs (CDs) are readily available from numerous computer shops including Future Shop, Best Buy, and Costco. In addition, they can be purchased from online stores including futureshop.ca, bestbuy.com and blankmedia.ca.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our services, we will not rely on one or few major customers.

PATENTS AND TRADEMARKS

We do not have, nor do we intend to apply for in the near future, any patents or trademarks. We will assess the need for any patents or trademarks on a continuing basis.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for our services.

GOVERNMENT AND INDUSTRY REGULATION

We are subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We are also subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

ENVIRONMENTAL LAWS

Our operations are not subject to any Environmental Laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two part time employees, both of which are our executive officers, namely, Roger Arnet and Tyler Halls. Roger Arnet currently devotes 20 hours a week to our business and is responsible for the primary operation of our business. Tyler Halls, currently devotes approximately 5 hours per week to the company, but will be available to assist Mr. Arnet as and when needed. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITY HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

ROGER ARNET, THE PRESIDENT AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 20 HOURS PER WEEK TO COMPANY MATTERS. TYLER HALLS, OUR VICE PRESIDENT OF GOLF OPERATIONS CURRENTLY DEVOTES APPROXIMATELY 5 HOURS PER WEEK TO COMPANY MATTERS. NEITHER OF OUR EMPLOYEES HAS ANY PUBLIC COMPANY EXPERIENCE. BOTH ARE INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE THEY MAY HAVE. THIS COULD RESULT IN THEIR INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH LIMITED REVENUES AND PROFITS.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Roger Arnet and Tyler Halls. While Roger Arnet and Tyler Halls have business experience including management and accounting, neither have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with their other business activities. Both Mr. Arnet and Mr. Halls intend to limit their roles in their other business activities and devote full time services to the Company after we attain a sufficient level of revenue and are able to provide officers' salaries per our business plan. In the event they are unable to fulfill any aspect of their duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED LIMITED REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR COMPANY IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in April 2005; we have only recently commenced our business operations; and we have realized only limited revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the startup of our business. Further, we cannot guarantee that we will be successful in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares held by our shareholders.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON OUR EXISTING CASH TO FULLY FUND OUR BUSINESS. IF WE DO NOT REALIZE REVENUES FROM OUR BUSINESS IN THE NEAR FUTURE, WE WILL HAVE TO SEEK ALTERNATIVE FINANCING TO COMPLETE OUR BUSINESS PLANS OR ABANDON THEM.

The only cash currently available is the cash paid by our founder for the acquisition of his shares and the cash from our initial public offering which was completed on April 7, 2006. There can be no assurance that unanticipated costs will not increase our projected expenses for the next year or that we would be able to raise additional funding needed to fund our business operations if we are unable to generate revenue from sales. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

WE CANNOT PREDICT WHEN WE WILL PRODUCE SUFFICIENT REVENUES TO MAINTAIN OUR BUSINESS, WHICH COULD RESULT IN A TOTAL LOSS OF OUR SHAREHOLDERS INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have only recently generated limited revenues from operations. There can be no assurance that revenues will be sufficient to maintain our business. As a result, our shareholders could lose all of their investment if we are not successful in our proposed business plans.

OUR CONTINUED OPERATIONS DEPEND ON THE PUBLIC'S ACCEPTANCE OF OUR GOLF SERVICES PACKAGES. IF THE PUBLIC DOESN'T FIND OUR GOLF SERVICES PACKAGES DESIRABLE AND SUITABLE FOR PURCHASE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY FUTURE REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS AND A LOSS OF ANY INVESTMENT IN OUR SHARES.

The ability to develop golf service packages that the public finds desirable and willing to purchase is critically important to our success. We cannot be certain that the packages that we will be offering will be appealing to public and as a result there may not be any demand for these packages and our sales could be limited and we may never realize any future revenues. In addition, there are no assurances that if we alter or change our golf services packages in the future that the public's demand for these new offering will develop and this could adversely affect our business and any possible revenues.

THE LOSS OF THE SERVICES OF ROGER ARNET OR TYLER HALLS COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR GOLF SERVICE PACKAGES, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Roger Arnet and our Vice President of Golf Operations, Tyler Halls. Both Mr. Arnet and Mr. Halls are members of the Canadian Professional

Golf Association (CPGA) and we are dependent on their abilities to develop and market our golf service packages. If either of one of officers were unable to perform their services due to injury, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace them with another individual qualified to develop and market our golf services packages. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of our shares.

THE GOLF SERVICES AND ACCESSORIES INDUSTRY IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP AND MARKET A DESIRABLE OFFERING OF GOLF SERVICES PACKAGES THAT THE PUBLIC IS WILLING PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE SUFFICIENT REVENUES.

The golf services and accessories industry is intensely competitive and fragmented. We compete against a number of large well-established companies with greater name recognition, a more comprehensive offering of products and services, and with substantially larger resources than ours; including financial and marketing. In addition to these large competitors there are numerous smaller operations that have developed and are marketing golf services and accessories. Our competitors include, by way of example, Westwood Plateau Golf Academy, Brent Morrison Golf Academy, golfhelp.com, V1golf.com, golfcoachinc.com and perfectimpact.com. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot successfully compete in this highly competitive industry, we may never be able to generate revenues or become profitable. As a result, our shareholders may never be able to liquidate or sell any shares.

THERE ARE NO SUBSTANTIAL BARRIERS TO ENTRY INTO THE GOLF SERVICES AND ACCESSORIES INDUSTRY AND BECAUSE WE DO NOT CURRENTLY HAVE ANY PATENT OR TRADEMARK PROTECTION FOR OUR GOLF SERVICE PACKAGES, AND WE ARE ALSO UTILIZING GOLF SWING ANALYSIS SOFTWARE THAT IS NOT PROPRIETARY AND IS READILY AVAILABLE FOR PURCHASE BY ANYONE, THERE IS NO GUARANTEE SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET, WHICH COULD SEVERELY LIMIT OUR SALES AND REVENUES.

We believe our golf service packages are unique and desirable, however, we currently have no patents or trademarks for our packages or brand name. As business operations become established, we may seek such protection, however, we currently have no plans to do so. Since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design or functionality, golf service package information or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

WEATHER CONDITIONS CAN AFFECT THE GOLF SERVICES INDUSTRY WHICH COULD REDUCE THE AVAILABILITY OF OUR SERVICES AND LIMIT OUR SALES AND REVENUE.

Weather conditions such as rain, fog, frost, and snow may affect the time available for the use of our services. For instance, in the Vancouver B.C. area where we will begin operations, the average high and low temperatures for the fall/winter months (September - February) are 40(degree)F to 50(degree)F respectively with 17 wet days per month; spring months (March - May) are 41(0)F and 57(0)F respectively with an average of 14 wet days per month, whereas the summer months (June - August) experience averages from 54(0)F to 73(0)F with an average of only 7 wet days per month(www.bbc.co.uk/weather). Our competitors can be affected differently by weather conditions depending on the location of their operations. If our available days on the golf course are reduced, we may not be able to schedule enough of our packages to be profitable, which could adversely affect our operating results.

BUYING LOW-PRICED PENNY STOCK IS VERY RISKY AND SPECULATIVE.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for our shareholders to resell any shares, if at all.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, OUR SHAREHOLDERS MAY HAVE DIFFICULTY SELLING ANY SHARES.

There is presently no demand for our common stock and no public market exists for our shares. We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between WestCoast Golf Experiences Inc. nor anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for our shareholders to sell any shares they purchased.

OUR DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS MINORITY SHAREHOLDERS HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT THEIR ABILITY TO EVER RESELL ANY SHARES.

Our executive officer and director own 66.6% of our common stock. Due to the controlling amount of his share ownership, he has significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for our shareholders to resell any shares, if at all.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. Our administrative offices are located at the offices of our President, Roger Arnet, which he provides to us on a rent free basis at #309-333 East 1st Street, North Vancouver, BC, Canada V7L 4W9. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

INVESTMENT POLICIES

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended April 30, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market currently exists for shares of our common stock. We intend to contact a market maker to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board in the near future.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;
     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;
     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;
     - contains a toll-free telephone number for inquiries on disciplinary actions;
     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 2,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 2,000,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of April 30, 2006, we have 3,000,000 Shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception other than the $1,000 in gift certificates we have sold and show as deferred revenue and have incurred $18,796 in expenses through April 30, 2006.

The following table provides selected financial data about our company for the year ended April 30, 2006.

     Balance Sheet Data:                 4/30/06
     -------------------                 -------
     Cash                                $20,021
     Total assets                        $21,741
     Total liabilities                   $ 5,537
     Shareholders' equity                $16,204

Cash provided by financing activities for the year ended April 30, 2006 was $25,000, resulting from the sale of our common stock in an initial public offering, which was completed on April 7, 2006.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on October 27, 2005. We completed our offering of 1,000,000 common shares on April 7, 2006. Our budget is based on operations which will be completely funded by the $25,000 raised through our offering. If we begin to generate profits we will increase our sales activity accordingly.

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

     * The CSWING golf swing analysis software has been purchased as well as a digital camcorder for image capturing.
     * The Company currently has Gift Certificates available for purchase for $100 each which include 1 swing analysis plus 1 lesson. To date the Company has sold 10 Gift Certificates for total proceeds of $1,000. None of these gift certificates have been redeemed to date.
     * The Company purchased a laptop computer and associated accessories to use with the CSWING software.
     * Completed the offering of our common stock shares to raise $25,000 in funding for our business plan.
     * The Company completed a corporate event hosted by Toyota where guests to the event where provided with the opportunity to have their golf swing analyzed using the Cswing software and the Company's officer's golf expertise.

PLANNED MILESTONES

The Company will hire the website designer to expand our website at www.westcoastgolfexperiences.com as well as provide search engine optimization for our website domain (Estimated cost of $500).

Begin advertising campaign in Vancouver and the British Columbia region. We anticipate advertising in local newspapers, local/regional golf publications and local financial publications. Some of the publications might include The Province Newspaper, The Vancouver Courier, The North Shore News, Golf BC, Business in Vancouver and the Vancouver magazine. Advertising rates and promotional opportunities change regularly with these publications. The Company's budget for this type of advertising is estimated at $2,500.

We will design and print our initial marketing brochure. We anticipate that the initial printing run will be for 1,000 pieces at an estimated cost of $0.25 per 4-color tri-fold brochure (Estimated cost of $500 , including art work and set up fees).

W will begin our direct mailing efforts targeting contacts in the financial industry (Estimated cost of $390, including postal fees).

We will continue our direct mailing efforts through Fall/Winter 2006 as well as in the Spring/Summer 2007 (Estimated cost of $1,500 including printing and postal fees). Begin advertising campaign in Vancouver and B.C. financial publications, including Business in Vancouver where a 1/20 of page ad costs approximately $300 per issue. Business in Vancouver is a weekly publication with an estimated average weekly readership of 60,000 (www.biv.com).

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's year end is April 30.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

USE OF ESTIMATES AND ASSUMPTIONS

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

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue when the service had been rendered, the amounts are fixed or determinable and collection is reasonably assured. Amounts received in advance of services being rendered is recorded as deferred revenue.

COMPUTER EQUIPMENT

Computer equipment is recorded at cost. Depreciation is computed using the straight-line method with an estimated useful life of 36 months.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended April 30, 2006 immediately follow.

               [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of WestCoast Golf Experiences, Inc.:

We have audited the accompanying balance sheets of WestCoast Golf Experiences, Inc. (a development stage company) as of April 30, 2006 and 2005, and the statements of operations, stockholders' equity and cash flows for the year ended April 30, 2006, the period from April 20, 2005 (Inception) to April 30, 2005, and from April 20, 2005 (Inception) to April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2006 and 2005, and the statements of operations, stockholders' equity and cash flows for the year ended April 30, 2006, the period from April 20, 2005 (inception) to April 30, 2005, and from April 20, 2005 (Inception) to April 30, 2006, in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ "DALE MATHESON CARR-HILTON LABONTE"

                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
June 5, 2006

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                         April 30, 2006     April 30, 2005
                                                         --------------     --------------
                                     ASSETS

Current Assets
  Cash                                                      $ 20,021           $ 10,000
                                                            --------           --------

Fixed Assets (Note 3)                                          1,720                 --
                                                            --------           --------

Total  Assets                                               $ 21,741           $ 10,000
                                                            ========           ========

                                  LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                  $  4,537           $  5,045
  Deferred Revenue                                             1,000                 --
                                                            --------           --------

      Total Current Liabilities                                5,537              5,045
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock (Note 4)
  75,000,000 authorized shares, par value $0.001
  3,000,000 shares issued and outstanding
   (April 30, 2005 - 2,000,000)                                3,000              2,000
  Additional Paid-in-Capital                                  32,000              8,000
  Deficit Accumulated During Development Stage               (18,796)            (5,045)
                                                            --------           --------
      Total Stockholders' Equity                              16,204              4,955
                                                            --------           --------

Total Liabilities and Stockholders' Equity                  $ 21,741           $ 10,000
                                                            ========           ========

Going Concern Contingency (Note 1)

   The accompanying notes are an integral part of these financial statements.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                April 20, 2005       April 20, 2005
                                                              Year Ended     (date of inception)  (date of inception)
                                                            April 30, 2006    to April 30, 2005    to April 30, 2006
                                                            --------------    -----------------    -----------------
EXPENSES
  General and Administrative Expenses                         $   13,751          $    5,045          $   18,796
                                                              ----------          ----------          ----------

NET LOSS                                                      $   13,751          $    5,045          $   18,796
                                                              ==========          ==========          ==========

Basic and Diluted Net Loss Per Common Share                   $     0.01          $     0.15
                                                              ==========          ==========

Weighted Average Number of Common Shares Outstanding           2,063,014              32,876
                                                              ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
        For the period from April 20, 2005 (inception) to April 30, 2006

                                                                                        Deficit
                                                                                      Accumulated
                                                                         Additional    During the
                                                                          Paid-In     Development
                                                 Shares      Par Value    Capital        Stage        Total
                                                 ------      ---------    -------        -----        -----
Balance April 20, 2005                                --      $   --      $    --      $     --     $     --

Stock Issued for cash at $0.005 per share
 April 24, 2005                                2,000,000       2,000        8,000            --       10,000

Net loss                                              --          --           --        (5,045)      (5,045)
                                               ---------      ------      -------      --------     --------

Balance April 30, 2005                         2,000,000       2,000        8,000        (5,045)       4,955

Stock Issued for cash at $0.025 per share      1,000,000       1,000       24,000            --       25,000

Net loss                                              --          --           --       (13,751)     (13,751)
                                               ---------      ------      -------      --------     --------

Balance April 30, 2006                         3,000,000      $3,000      $32,000      $(18,796)    $ 16,204
                                               =========      ======      =======      ========     ========


   The accompanying notes are an integral part of these financial statements.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                          April 20, 2005       April 20, 2005
                                                        Year Ended     (date of inception)  (date of inception)
                                                      April 30, 2006    to April 30, 2005    to April 30, 2006
                                                      --------------    -----------------    -----------------
Cash Flows from Operating Activities
  Net Loss                                               $(13,751)          $ (5,045)            $(18,796)
  Adjustments to reconcile net loss to net cash
   from operating activities
     Depreciation                                             100                 --                  100
  Changes in non-cash working capital items
     Accounts Payable and accrued liabilities                (508)             5,045                4,537
     Deferred Revenue                                       1,000                 --                1,000
                                                         --------           --------             --------
Net Cash Used in Operating Activities                     (13,159)                --              (13,159)
                                                         --------           --------             --------

Cash Flows from Investing Activities
  Purchase of Computer Equipment                           (1,820)                --               (1,820)
                                                         --------           --------             --------
Net Cash Used in Investing Activities                      (1,820)                --               (1,820)
                                                         --------           --------             --------

Cash Flows from Financing Activities
  Common Stock issued for cash                             25,000             10,000               35,000
                                                         --------           --------             --------
Net Cash Provided by Financing Activities                  25,000             10,000               35,000
                                                         --------           --------             --------

Net Increase in Cash                                       10,021             10,000               20,021

Cash Balance,  Beginning                                   10,000                 --                   --
                                                         --------           --------             --------
Cash Balance,  Ending                                    $ 20,021           $ 10,000             $ 20,021
                                                         ========           ========             ========

Supplemental Disclosures:
  Cash Paid for interest                                 $     --           $     --             $     --
                                                         ========           ========             ========
  Cash Paid for income taxes                             $     --           $     --             $     --
                                                         ========           ========             ========

   The accompanying notes are an integral part of these financial statements.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 April 30, 2006
                          Notes to Financial Statements


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

WestCoast Golf Experiences, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005 for the purpose of marketing golf packages to corporate clients for their employees or customers utilizing the Company's teaching professionals and other computer aided instruction.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at April 30, 2006, the Company has accumulated losses of $18,796 since inception. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its golf packages and services. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's year end is April 30.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 April 30, 2006
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

USE OF ESTIMATES AND ASSUMPTIONS

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

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue when the service had been rendered, the amounts are fixed or determinable and collection is reasonably assured. Amounts received in advance of services being rendered is recorded as deferred revenue.

COMPUTER EQUIPMENT

Computer equipment is recorded at cost. Depreciation is computed using the straight-line method with an estimated useful life of 36 months.

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 April 30, 2006
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period, of which there were none. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

STOCK-BASED COMPENSATION

On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company did not grant any stock options during the year ended April 30, 2006 or the period ended April 30, 2005, and accordingly has not recorded any stock-based compensation.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 April 30, 2006
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 April 30, 2006
                          Notes to Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following at April 30:

                                            Accumulated      2006        2005
                                 Cost      Amortization       Net         Net
                                 ----      ------------       ---         ---
     Computer equipment        $ 1,820        $ 100        $ 1,720      $ Nil

NOTE 4 - COMMON STOCK

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

On April 11, 2006 a total of 1,000,000 shares of the Company's common stock were issued pursuant to a stock subscription agreement at $0.025 per share for total proceeds of $25,000.

                        WestCoast Golf Experiences, Inc.
                        (A Development Stage Enterprise)
                                 April 30, 2006
                          Notes to Financial Statements


NOTE 5 - INCOME TAXES

The significant components of the Company's deferred income tax assets at April 30 are as follows:

                                              2006                 2005
                                            --------             --------
     Net loss                               $(13,751)            $ (5,045)
     Statutory tax rate                           15%                  15%
     Effective tax rate                           --                   --
                                            --------             --------

     Deferred tax asset                        2,820                  756
     Valuation allowance                      (2,820)                (756)
                                            --------             --------

     Net deferred tax asset                 $     --             $     --
                                            ========             ========

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $18,800 at April 30, 2006 which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serve until their successor is duly appointed and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and director is set forth below:

     Name and Address                        Age             Position(s)
     ----------------                        ---             -----------
     Roger Arnet                             38       President, Secretary,
     #309 - 333 East 1st Street                       Chief Financial Officer,
     North Vancouver, BC, Canada V7L 4W9              Director

     Tyler Halls                             30       V.P. of Golf Operations
     #1009 - 63 Keefer Place
     Vancouver, BC, Canada V6B 6N6

The persons named above have held their offices/positions since the inception of our Company and are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and director are our only officers, director, promoters and control persons. There are no relationships between our officers and director.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

ROGER ARNET

April 2005 - Current, WestCoast Golf Experiences, Inc.
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director

2000 - Current, Seymour Creek Golf Centre
CPGA Golf Teaching Professional

1993 - 1999, Pacific Northwest Salmon Products
President - Responsible for the Wholesale and Retail of pickled salmon products.

1990, Simon Fraser University
Graduated with a Bachelor of Arts with a Major in Communications

2001 - Current, Member of the Canadian Professional Golf Association

TYLER HALLS

April 2005 - Current, WestCoast Golf Experiences, Inc.
Vice President of Golf Operations

2001 - Current, Seymour Creek Golf Centre
CPGA Golf Teaching Professional

2001 - Current, Royal Towers
Store Manager - Beer and Wine store.

1993 - 2000, Taurus Golf Centre and Northern Pines Golf Course
CPGA Golf Teaching Professional

1994, Lethbridge Community College
Graduated with a 2-year Degree in Business Administration with a Major in Pro Golf Management

1993 - Current, Member of the Canadian Professional Golf Association

ITEM 10 - EXECUTIVE COMPENSATION

Currently, neither of our officers or our director is being compensated for their services; however, they are reimbursed for any out-of-pocket expenses they incur on our behalf. In the future, if and when we become profitable from revenues generated, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees is party to any employment agreements.

                         SUMMARY COMPENSATION TABLE

                                   Annual Compensation          Long-Term Comp.
                              -----------------------------     ---------------
 Name and                     Consulting    Other    Annual
Position(s)          Year        Fees       Bonus     Comp.     Awards   Payouts
-----------          ----        ----       -----     -----     ------   -------
Roger Arnet          2006         $0        None      None       None      None
President, CEO,      2005         $0        None      None       None      None
and Director

Tyler Halls          2006         $0        None      None       None      None
V.P. Golf Oper.      2005         $0        None      None       None      None

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address                   Number of           Percentage
Beneficial Owner                    Shares            of Ownership
----------------                    ------            ------------
Roger Arnet                        2,000,000               67%
#309-333 E. 1st Street
North Vancouver, BC
Canada, V7L 4W9

Tyler Halls                                0                0%
#1009 - 63 Keefer Place
Vancouver, BC
Canada, V6B 6N6

All Officers and
 Directors as a Group              2,000,000               67%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Roger Arnet is our sole director. Roger Arnet and Tyler Halls are the only officers, promoters and affiliates of our company.

We are currently using the offices of Roger Arnet, an officer and director of our Company, on a rent-free basis for administrative purposes. There is no written lease agreement or other material terms or arrangements relating to said arrangement.

On April 20, 2005, the Company issued 2,000,000 shares of its $0.001 par value common stock to Mr. Roger Arnet, an officer and sole director of the Company in exchange for cash in the amount of $10,000, or $0.005 per share.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

    Exhibit
    Number                   Description
    ------                   -----------
     3(i)      Articles of Incorporation*
     3(ii)     Bylaws*
     31        Sec. 302 Certification of CEO/CFO
     32        Sec. 906 Certification of CEO/CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on June 20, 2005 under File Number 333-125956.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended April 30, 2006, the total fees charged to the company for audit services were $8,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended April 30, 2005, there were no fees charged to the company for audit services, audit-related services, tax services or other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 16, 2006                       Westcoast Golf Experiences, Inc., Registrant


                                        /s/ Roger Arnet
                                        -----------------------------------
                                    By: Roger Arnet, President, CEO,
                                        Secretary, Treasurer, CFO,
                                        Principal Accounting Officer and
                                        Sole Director