Form 10QSB
period 2006-07-31
WestCoast Golf Experiences Inc.
filed 2006-09-12
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended July 31, 2006

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

There were 3,000,000 shares of Common Stock outstanding as of July 31, 2006.

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                                  July 31, 2006       April 30, 2006
                                                                  -------------       --------------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $ 17,678           $ 20,021


FIXED ASSETS (Note 3)                                                    1,570              1,720
                                                                      --------           --------

                                                                      $ 19,248           $ 21,741
                                                                      ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            $  5,793           $  4,537
  Deferred revenue                                                       1,000              1,000
                                                                      --------           --------

                                                                         6,793              5,537
                                                                      ========           ========
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS' DEFICIT)
  Capital stock (Note 4)
    Common stock, $0.001 par value, 75,000,000 shares authorized
    3,000,000 common shares issued and outstanding                       3,000              3,000
  Additional paid in capital                                            32,000             32,000
  Deficit accumulated during the development stage                     (22,545)           (18,796)
                                                                      --------           --------

                                                                        12,455             16,204
                                                                      --------           --------

                                                                      $ 19,248           $ 21,741
                                                                      ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              Cumulative from
                                                                Three Months Ended            April 20, 2005
                                                         --------------------------------     (inception) to
                                                         July 31, 2006      July 31, 2005      July 31, 2006
                                                         -------------      -------------      -------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation                                            $       150        $        --        $       250
  Office and general                                              222                362              2,204
  Professional fees                                             2,935              2,625             17,349
  Regulatory and filing fees                                      442                 --              2,742
                                                          -----------        -----------        -----------

NET LOSS                                                  $    (3,749)       $    (3,348)       $   (22,545)
                                                          ===========        ===========        ===========

BASIC AND DILUTED NET LOSS PER SHARE                      $     (0.00)       $     (0.00)
                                                          ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        3,000,000          2,000,000
                                                          ===========        ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FOR THE PERIOD FROM APRIL 20, 2005 (INCEPTION) TO JULY 31, 2006

                                                                                                Deficit
                                                                                              Accumulated
                                                                                 Additional   During the
                                                             Common Shares        Paid in     Development
                                                          Number       Amount     Capital        Stage       Total
                                                          ------       ------     -------        -----       -----
Balance, April 20, 2005                                        --      $   --     $    --      $     --     $     --

Issued for cash at $0.005 per share - April 24, 2005    2,000,000       2,000       8,000            --       10,000

Net loss                                                       --          --          --        (5,045)      (5,045)
                                                        ---------      ------     -------      --------     --------

Balance, April 30, 2005 (audited)                       2,000,000       2,000       8,000        (5,045)       4,955

Issued for cash at $0.025 per share                     1,000,000       1,000      24,000            --       25,000

Net loss                                                       --          --          --       (13,751)     (13,751)
                                                        ---------      ------     -------      --------     --------

Balance, April 30, 2006 (audited)                       3,000,000       3,000      32,000       (18,796)      16,204

Net loss                                                       --          --          --        (3,749)      (3,749)
                                                        ---------      ------     -------      --------     --------

Balance, Ju1y 31, 2006 (unaudited)                      3,000,000      $3,000     $32,000      $(22,545)    $(12,455)
                                                        =========      ======     =======      ========     ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Cumulative from
                                                                                      April 20, 2005
                                                      Three Months Ended July 31,     (inception) to
                                                      ---------------------------        July 31,
                                                         2006             2005             2006
                                                       --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (3,749)        $ (3,348)        $(22,545)
  Adjustments to reconcile net loss to net cash
   used  in operating activities:
    Depreciation                                            150               --              250
  Changes in non-cash working capital items
    Accounts payable and accrued liabilities              1,256           (1,919)           5,793
    Deferred revenue                                         --               --            1,000
                                                       --------         --------         --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES              (2,343)          (5,276)         (15,502)
                                                       --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                             --               --           (1,820)
                                                       --------         --------         --------

NET CASH FLOWS FROM INVESTING ACTIVITIES                 (1,820)
                                                       --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                           --               --           35,000
  Related party advances                                     --               --               --
                                                       --------         --------         --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                     --               --           35,000
                                                       --------         --------         --------

INCREASE (DECREASE) IN CASH                              (2,343)          (5,267)          17,678

CASH, BEGINNING OF THE PERIOD                            20,021           10,000               --
                                                       --------         --------         --------

CASH, END OF THE PERIOD                                $ 17,678         $  4,733         $ 17,678
                                                       ========         ========         ========

Supplemental disclosures:

Cash paid for:
  Interest                                             $     --         $     --         $     --
                                                       ========         ========         ========

  Taxes                                                $     --         $     --         $     --
                                                       ========         ========         ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                         (a development stage company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JULY 31, 2006
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION

WestCoast Golf Experiences, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005 for the purpose of marketing golf packages to corporate clients for their employees or customers utilizing the Company's teaching professionals and other computer aided instruction.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at July 31, 2006, the Company has accumulated losses of $22,545 since inception. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its golf packages and services. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2006 included in the Company's Form 10-KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

                        WESTCOAST GOLF EXPERIENCES, INC.
                         (a development stage company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JULY 31, 2006
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No.107 "Disclosures about Fair Value of Financial Instruments," management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of cash and accounts payable and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

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

LOSS PER COMMON SHARE

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

                        WESTCOAST GOLF EXPERIENCES, INC.
                         (a development stage company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JULY 31, 2006
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform to the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

                                                         July 31,   April 30,
                                        Accumulated       2006        2006
                               Cost     Depreciation       Net         Net
                               ----     ------------       ---         ---

     Computer equipment      $ 1,820       $ 250        $ 1,570      $ 1,720

                        WESTCOAST GOLF EXPERIENCES, INC.
                         (a development stage company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JULY 31, 2006
--------------------------------------------------------------------------------

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

We incurred operating expenses of $3,749 and $3,348 for the three month periods ended July 31, 2006 and 2005, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the three months ended July 31, 2006 and 2005 was $3,749 and $3,348, respectively.

In their report on our audited financial statements as at April 30, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect to be able to satisfy our cash requirements for the next 9 months with our cash in the bank of $17,678 at July 31, 2006 without having to raise additional funds or seek bank loans. After that 9 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on October 27, 2005. Our offering of 1,000,000 common shares was completed on April 7, 2006. Our 12 month budget is based on operations which will be funded by the $25,000 raised through our offering.

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

     * A comprehensive list of potential clients has been compiled and contact has been made with several parties regarding the company's products and services.
     * The Company currently has Gift Certificates available for purchase for $100 each which include 1 swing analysis plus 1 lesson. To date the Company has sold 10 Gift Certificates for total proceeds of $1,000. None of these gift certificates have been redeemed to date.
     * The Company has purchased a laptop computer, CSWING software, digital camera and associated technical accessories.
     * The Company completed a corporate event hosted by Toyota where guests to the event were provided with the opportunity to have their golf swing analyzed using the Cswing software and the Company's officer's golf expertise.
     * The Company has launched their new corporate website at www.westcoastgolfexperiences.com.

PLANNED MILESTONES

Design and layout of the initial marketing brochure is complete. We anticipate that the initial printing run will be for 1,000 pieces at an estimated cost of $500.

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

We will begin our direct mailing efforts targeting local contacts in the financial industry.

We will continue our direct mailing efforts through Fall/Winter 2006 as well as in the Spring/Summer 2007 (Estimated cost of $1,500 including printing and postal fees). Begin advertising campaign in Vancouver and B.C. financial publications, including Business in Vancouver.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of July 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-125956.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

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

There were no reports filed on Form 8-K during the quarter ended July 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 12, 2006                  WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -----------------------------------------
                                       Roger Arnet, Chief Executive Officer,



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

September 12, 2006                  WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -----------------------------------------
                                       Roger Arnet, President, Secretary,
                                       Treasurer, Chief Executive Officer,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer