Form 10QSB
period 2006-10-31
WestCoast Golf Experiences Inc.
filed 2006-12-06
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended October 31, 2006

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

There were 3,000,000 shares of Common Stock outstanding as of October 31, 2006.

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                                  October 31, 2006       April 30, 2006
                                                                  ----------------       --------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                $ 10,503              $ 20,021

EQUIPMENT (Note 3)                                                       1,420                 1,720
                                                                      --------              --------

                                                                      $ 11,923              $ 21,741
                                                                      ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            $  1,378              $  4,537
  Deferred revenue                                                       1,000                 1,000
                                                                      --------              --------

                                                                         2,378                 5,537
                                                                      --------              --------
STOCKHOLDERS' EQUITY
  Capital stock (Note 4)
   Common stock, $0.001 par value, 75,000,000 shares authorized
   3,000,000 common shares issued and outstanding                        3,000                 3,000
  Additional paid in capital                                            32,000                32,000
  Deficit accumulated during the development stage                     (25,455)              (18,796)
                                                                      --------              --------

                                                                         9,545                16,204
                                                                      --------              --------

                                                                      $ 11,923              $ 21,741
                                                                      ========              ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      Cumulative from
                                                Six Months Ended             Three Months Ended        April 20, 2005
                                          ---------------------------    ---------------------------   (inception) to
                                          October 31,     October 31,    October 31,     October 31,     October 31,
                                             2006            2005           2006            2005            2006
                                          ----------      ----------     ----------      ----------      ----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation                           $      300      $       --     $      150      $       --      $      400
   Office and general                            934             882            712             459           2,916
   Professional fees                           4,328           4,014          1,393           1,389          18,742
   Regulatory and filing fees                  1,097             860            655             560           3,397
                                          ----------      ----------     ----------      ----------      ----------

NET LOSS                                  $   (6,659)     $   (5,756)    $   (2,910)     $   (2,408)     $  (25,455)
                                          ==========      ==========     ==========      ==========      ==========

BASIC AND DILUTED NET LOSS PER SHARE      $    (0.00)     $    (0.00)    $    (0.00)     $    (0.00)
                                          ==========      ==========     ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                               3,000,000       2,000,000      3,000,000       2,000,000
                                          ==========      ==========     ==========      ==========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM APRIL 20, 2005 (INCEPTION) TO OCTOBER 31, 2006

                                                                                   Deficit
                                                                                 Accumulated
                                                                  Additional      During the
                                              Common Shares        Paid in       Development
                                           Number      Amount      Capital          Stage         Total
                                           ------      ------      -------          -----         -----
Balance, April 20, 2005                         --     $   --      $    --        $     --       $     --

Issued for cash at $0.005 per share -
 April 24, 2005                          2,000,000      2,000        8,000              --         10,000

Net loss                                        --         --           --          (5,045)        (5,045)
                                         ---------     ------      -------        --------       --------
Balance, April 30, 2005 (audited)        2,000,000      2,000        8,000          (5,045)         4,955

Issued for cash at $0.025 per share      1,000,000      1,000       24,000              --         25,000

Net loss                                        --         --           --         (13,751)       (13,751)
                                         ---------     ------      -------        --------       --------
Balance, April 30, 2006 (audited)        3,000,000      3,000       32,000         (18,796)        16,204

Net loss                                        --         --           --          (6,659)        (6,659)
                                         ---------     ------      -------        --------       --------

Balance October 31, 2006 (unaudited)     3,000,000     $3,000      $32,000        $(25,455)      $  9,545
                                         =========     ======      =======        ========       ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Cumulative from
                                                            Six Months Ended          April 20, 2005
                                                               October 31,            (inception) to
                                                         ------------------------       October 31,
                                                           2006            2005            2006
                                                         --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (6,659)       $ (5,756)       $(25,455)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                             300              --             400
  Changes in non-cash working capital items
     Accounts payable and accrued liabilities              (3,159)           (599)          1,378
     Deferred revenue                                          --              --           1,000
                                                         --------        --------        --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                (9,518)         (6,355)        (22,677)
                                                         --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                               --              --          (1,820)
                                                         --------        --------        --------
NET CASH FLOWS FROM INVESTING ACTIVITIES                       --              --          (1,820)
                                                         --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             --              --          35,000
                                                         --------        --------        --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                       --              --          35,000
                                                         --------        --------        --------

INCREASE (DECREASE) IN CASH                                (9,518)         (6,355)         10,503

CASH, BEGINNING OF THE PERIOD                              20,021          10,000              --
                                                         --------        --------        --------

CASH, END OF THE PERIOD                                  $ 10,503        $  3,645        $ 10,503
                                                         ========        ========        ========

Supplemental disclosures:

Cash paid for:
  Interest                                               $     --        $     --        $     --
                                                         ========        ========        ========
  Taxes                                                  $     --        $     --        $     --
                                                         ========        ========        ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (a development stage company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                October 31, 2006
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION
WestCoast Golf Experiences, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005 for the purpose of marketing golf packages to corporate clients for their employees or customers utilizing the Company's teaching professionals and other computer aided instruction.

GOING CONCERN
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at October 31, 2006, the Company has accumulated losses of $25,455 since inception. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its golf packages and services. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2006 included in the Company's Form 10-KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASURES" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning May 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15,

2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

NOTE 3 - EQUIPMENT

Equipment consisting of the following:
                                                       October 31,    April 30,
                                        Accumulated       2006          2006
                               Cost    Depreciation        Net           Net
                               ----    ------------        ---           ---
     Computer equipment      $ 1,820      $ 400          $ 1,420       $ 1,720
                             =======      =====          =======       =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have only generated limited revenues.

We incurred operating expenses of $6,659 and $5,756 for the six month periods ended October 31, 2006 and 2005, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the six months ended October 31, 2006 and 2005 was $6,659 and $5,756, respectively. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and available financial resources. We may need to look for other potential business opportunities that might be available to the Company. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

In their report on our audited financial statements as at April 30, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect to be able to satisfy our cash requirements for the next 6 months with our cash in the bank of $10,503 at October 31, 2006 without having to raise additional funds or seek bank loans. After that 6 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our offering of 1,000,000 common shares was completed on April 7, 2006 and the Company raised $25,000 in proceeds from the offering.

Our business is client-driven and our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. Our completed milestones and planned milestones are as follows:

COMPLETED MILESTONES

     * A comprehensive list of potential clients has been compiled and ongoing contact is being made with several parties regarding the company's products and services.
     * The Company currently has Gift Certificates available for purchase for $100 each which include 1 swing analysis plus 1 lesson. To date the Company has sold 10 Gift Certificates for total proceeds of $1,000. None of these gift certificates have been redeemed to date.
     * The Company has purchased a laptop computer, CSWING software, digital camera and associated technical accessories.
     * The Company completed a corporate event hosted by Toyota where guests to the event where provided with the opportunity to have their golf swing analyzed using the Cswing software and the Company's officer's golf expertise.
     * The company has launched their new corporate website at www.westcoastgolfexperiences.com

PLANNED MILESTONES

Design and layout of the initial marketing brochure is complete and available for ongoing marketing and promotional programs.

Due to the wet weather conditions in the local British Columbia market, we anticipate advertising in local newspapers, local/regional golf publications and local financial publications in Spring 2007. Some of the publications might include The Province Newspaper, The Vancouver Courier, The North Shore News, Golf BC, Business in Vancouver and the Vancouver magazine. Advertising rates and promotional opportunities change regularly with these publications. The Company's budget for this type of advertising is estimated at $2,500.

Our direct mailing efforts targeting contacts in the financial industry will continue with anticipation of the coming good weather golf season and golfing events hosted by different organizations in the financial industry.

We will continue our direct mailing efforts through Winter 2006 as well as in the Spring/Summer 2007 (Estimated cost of $1,500 including printing and postal fees). Begin advertising campaign in Vancouver and B.C. financial publications, including Business in Vancouver.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of October 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-125956.

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

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASURES" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-125956, at the SEC website at www.sec.gov:

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

December 5, 2006                    WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -----------------------------------------
                                       Roger Arnet, Chief Executive Officer,

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

December 5, 2006                    WestCoast Golf Experiences, Inc., Registrant


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