Form 10QSB
period 2007-01-31
WestCoast Golf Experiences Inc.
filed 2007-03-01
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended January 31, 2007

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


                            Michael M. Kessler, Esq.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                              Phone: (916)239 4000
                               Fax: (916) 239 4008
            (Name, address and telephone number of agent for service)

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

There were 3,000,000 shares of Common Stock outstanding as of January 31, 2007.

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                      January 31, 2007    April 30, 2006
                                                                      ----------------    --------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                   $  8,722           $ 20,021

EQUIPMENT (Note 3)                                                           1,270              1,720
                                                                          --------           --------

                                                                          $  9,992           $ 21,741
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $  1,592           $  4,537
   Deferred revenue                                                             --              1,000
                                                                          --------           --------

                                                                             1,592              5,537
                                                                          --------           --------
STOCKHOLDERS' EQUITY
   Capital stock (Note 4)
    Common stock, $0.001 par value, 75,000,000 shares authorized
    3,000,000 common shares issued and outstanding                           3,000              3,000
   Additional paid in capital                                               32,000             32,000
   Deficit accumulated during the development stage                        (26,600)           (18,796)
                                                                          --------           --------

                                                                             8,400             16,204
                                                                          --------           --------

                                                                          $  9,992           $ 21,741
                                                                          ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                          Cumulative from
                                              Nine Months Ended                Three Months Ended          April 20, 2005
                                        -----------------------------     -----------------------------    (inception) to
                                        January 31,       January 31,     January 31,       January 31,     January 31,
                                            2007              2006            2007              2006            2007
                                        -----------       -----------     -----------       -----------     -----------
REVENUE                                 $     1,200                       $     1,200                       $     1,200
                                        -----------       -----------     -----------       -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation                                 450                50             150                50             550
   Office and general                         1,206             1,567             272               683           3,188
   Professional fees                          5,856             5,356           1,528             1,343          20,270
   Regulatory and filing fees                 1,492               940             395                80           3,792
                                        -----------       -----------     -----------       -----------     -----------

                                              9,004             7,913           2,345             2,156          27,800
                                        -----------       -----------     -----------       -----------     -----------

NET LOSS                                $    (7,804)      $    (7,913)    $    (1,145)      $    (2,156)    $   (26,600)
                                        ===========       ===========     ===========       ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE    $     (0.00)      $     (0.00)    $     (0.00)      $     (0.00)
                                        ===========       ===========     ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       3,000,000         2,000,000       3,000,000         2,000,000
                                        ===========       ===========     ===========       ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM APRIL 20, 2005 (INCEPTION) TO JANUARY 31, 2007

                                                                                                   Deficit
                                                                                                 Accumulated
                                                            Common Shares          Additional    During the
                                                         ---------------------      Paid in      Development
                                                         Number         Amount      Capital         Stage         Total
                                                         ------         ------      -------         -----         -----
Balance, April 20, 2005                                       --      $      --    $      --      $      --     $      --

Issued for cash at $0.005 per share - April 24, 2005   2,000,000          2,000        8,000             --        10,000

Net loss                                                      --             --           --         (5,045)       (5,045)
                                                       ---------      ---------    ---------      ---------     ---------
Balance, April 30, 2005 (audited)                      2,000,000          2,000        8,000         (5,045)        4,955

Issued for cash at $0.025 per share                    1,000,000          1,000       24,000             --        25,000

Net loss                                                      --             --           --        (13,751)      (13,751)
                                                       ---------      ---------    ---------      ---------     ---------
Balance, April 30, 2006 (audited)                      3,000,000          3,000       32,000        (18,796)       16,204

Net loss                                                      --             --           --         (7,804)       (7,804)
                                                       ---------      ---------    ---------      ---------     ---------

Balance January 31, 2007 (unaudited)                   3,000,000      $   3,000    $  32,000      $ (26,600)    $   8,400
                                                       =========      =========    =========      =========     =========

                 The accompanying notes are an integral part of
                       these interim financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative from
                                                             Nine Months Ended              April 20, 2005
                                                                 January 31,                (inception) to
                                                         ---------------------------          January 31,
                                                           2007               2006               2007
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (7,804)          $ (7,913)          $(26,600)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                             450                 50                550
  Changes in non-cash working capital items
     Accounts payable and accrued liabilities              (2,945)               818              1,592
     Deferred revenue                                      (1,000)                --                 --
                                                         --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES               (11,299)            (7,045)           (24,458)
                                                         --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                               --             (1,820)            (1,820)
                                                         --------           --------           --------

NET CASH FLOWS FROM INVESTING ACTIVITIES                       --             (1,820)            (1,820)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             --                 --             35,000
                                                         --------           --------           --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                       --                 --             35,000
                                                         --------           --------           --------

INCREASE (DECREASE) IN CASH                               (11,299)            (8,865)             8,722

CASH, BEGINNING OF THE PERIOD                              20,021             10,000                 --
                                                         --------           --------           --------

CASH, END OF THE PERIOD                                  $  8,722           $  1,135           $  8,722
                                                         ========           ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========

  Taxes                                                  $     --           $     --           $     --
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

                                JANUARY 31, 2007
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION

WestCoast Golf Experiences, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005 for the purpose of marketing golf packages to corporate clients for their employees or customers utilizing the Company's teaching professionals and other computer aided instruction.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception and as at January 31, 2007, the Company has accumulated losses of $26,600 since inception. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its golf packages and services. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2006 included in the Company's Form 10-KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3  -  EQUIPMENT

Equipment consist of the following:

                                                       October 31,     April 30,
                                       Accumulated       2006            2006
                             Cost      Depreciation       Net             Net
                            ------     ------------      ------          ------
     Computer equipment     $1,820        $  550         $1,270          $1,720
                            ======        ======         ======          ======

NOTE 4  -  COMMON STOCK

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

We incurred operating expenses of $9,004 and $7,913 for the nine month periods ended January 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the nine months ended January 31, 2007 and 2006 was $7,804 and $7,913, respectively. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and available financial resources. We may need to look for other potential business opportunities that might be available to the Company. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

In their report on our audited financial statements as at April 30, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect to be able to satisfy our cash requirements for the next 3 months with our cash in the bank of $8,722 at January 31, 2007 without having to raise additional funds or seek bank loans. After that 3 month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

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

We will continue our direct mailing efforts through the Spring/Summer 2007 (Estimated cost of $1,500 including printing and postal fees). Begin advertising campaign in Vancouver and B.C. financial publications, including Business in Vancouver.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of January 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-125956.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

February 26, 2007                   WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -----------------------------------------
                                       Roger Arnet, Chief Executive Officer,


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

February 26, 2007                   WestCoast Golf Experiences, Inc., Registrant


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