Form 10KSB
period 2007-04-30
WestCoast Golf Experiences Inc.
filed 2007-07-17
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 2007

                        Commission File Number 333-125956

                         WESTCOAST GOLF EXPERIENCES INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                 7999                         20-2706319
  (State or other jurisdiction         (Primary Standard Industrial           (IRS Employer
of incorporation or organization)       Classification Code Number)         Identification No.)

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

For the fiscal year ended April 30, 2007 the company had $1,000 in revenue.

As of April 30, 2007, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             11
Item 3.  Legal Proceedings                                                   11
Item 4.  Submission of Matters to a Vote of Securities Holders               11

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                11
Item 6.  Management's Discussion and Analysis or Plan of Operation           13
Item 7.  Financial Statements                                                17
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                 28
Item 8A. Controls and Procedures                                             28

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        28
Item 10. Executive Compensation                                              30
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          31
Item 12. Certain Relationships and Related Transactions                      31
Item 13. Exhibits                                                            32
Item 14. Principal Accountant Fees and Services                              32

Signatures                                                                   33

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

WestCoast Golf Experiences, Inc. was incorporated in the State of Nevada on April 20, 2005. We were formed to market golf packages to corporate clients for their employees or customers. The company was incorporated by our director.

We are still in the development stage; have only recently commenced business operations; and we have generated limited revenues. In April 2007, we were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

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

Our target market for our packages is current golfers in the financial industry. These would include individuals in investment banking, brokerage houses, mutual funds, accounting firms, legal firms, and public companies. We advertise in local financial publications, have marketing brochures for use in direct mail campaigns and attend golf and financial trade shows and conventions. We also utilize our website at westcoastgolfexperiences.com as a focal point in our marketing efforts.

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

DISTRIBUTION METHODS

We market to companies in the financial industry, accounting and legal firms, brokerage houses, investment banks and public companies.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

We face significant competition in the golf instruction industry. This includes traditional instruction from golf professionals, golf academies offered by golf clubs, companies that sell instructional videos, DVD's, accessories and other training aids designed to assist golfers with their technique. Many of these competitors have greater financial, marketing and other resources, as well as more experience in the golf instruction industry.

We cannot guarantee that we will be able to compete effectively and because we have only recently begun operations we do not have a competitive position relative to these other companies. Our competitors include Westwood Plateau Golf Academy, Brent Morrison Golf Academy, golfhelp.com, V1golf.com, golfcoachinc.com and perfectimpact.com. We compete on the basis of price, quality and personalized service. Our operations and our ability to generate revenues will be harmed if we are unable to establish a reputation as a provider of quality golf instruction.

SOURCES AND AVAILABILITY OF PRODUCTS

There are numerous public, semi-private and private golf courses in the greater Vancouver region. We utilize many different courses, but suggest to our clients, to host their golfing event at Mayfair Lakes Golf and Country Club (http://www.golfbc.com/courses/mayfair_lakes). Mayfair Lakes is a full length

(6,641 yards) championship golf course with extensive practice facilities including a large range, sand traps and a putting green. The course is relatively flat, incorporates lakes into many holes and is quite spacious and open. In addition, it has a large fully equipped clubhouse that the clients and participants can utilize for their post golf activities. Another positive feature with Mayfair Lakes is it is located 20 minutes from downtown Vancouver, 10 minutes from the Vancouver International Airport and is situated with easy access from several major highways that will allow clients and participants to travel to the course quickly and efficiently from downtown and surrounding suburbs. We have also identified several other golf courses that have some of these above listed features that we would also recommend. They include University Golf Club (http://www.universitygolf.com), Morgan Creek Golf Club (http://www.morgancreekgolf.com), Squamish Valley Golf Club (http://www.squamishvalleygolf.com), and NorthView Golf and Country Club (http://www.northviewgolf.com/).

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two part time employees, both of which are our executive officers, namely, Roger Arnet and Tyler Halls. Roger Arnet currently devotes 10 hours a week to our business and is responsible for the primary operation of our business. Tyler Halls is available to assist Mr. Arnet when needed. There are no formal employment agreements between the company and our current employees.

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

RISK FACTORS

ROGER ARNET, THE PRESIDENT AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 20 HOURS PER WEEK TO COMPANY MATTERS. TYLER HALLS, OUR VICE PRESIDENT OF GOLF OPERATIONS CURRENTLY DEVOTES APPROXIMATELY 5 HOURS PER WEEK TO COMPANY MATTERS. NEITHER OF OUR EMPLOYEES HAS ANY PUBLIC COMPANY EXPERIENCE. BOTH ARE INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE THEY MAY HAVE. THIS COULD RESULT IN THEIR INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN LIMITED REVENUES AND PROFITS.

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

Our company was incorporated in April 2005; we have only recently commenced our business operations; and we have realized only limited revenues. We have a limited operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the startup of our business. Further, we cannot guarantee that we will be successful in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares held by our shareholders.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON OUR EXISTING CASH TO FULLY FUND OUR BUSINESS. IF WE DO NOT REALIZE GREATER REVENUES FROM OUR BUSINESS IN THE NEAR FUTURE, WE WILL HAVE TO SEEK ALTERNATIVE FINANCING TO COMPLETE OUR BUSINESS PLANS OR ABANDON THEM.

The only cash currently available is the cash paid by our founder for the acquisition of his shares, the cash from our initial public offering which was completed on April 7, 2006 and revenues of $1,000. There can be no assurance that unanticipated costs will not increase our projected expenses for the next year or that we would be able to raise additional funding needed to fund our business operations if we are unable to generate greater revenue from sales. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

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

The ability to develop golf service packages that the public finds desirable and willing to purchase is critically important to our success. We cannot be certain that the packages that we offer will be appealing to public and as a result there may not be any demand for these packages and our sales could be limited and we may never realize any future revenues. In addition, there are no assurances that if we alter or change our golf services packages in the future that the public's demand for these new offering will develop and this could adversely affect our business and any possible revenues.

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

THE GOLF SERVICES AND ACCESSORIES INDUSTRY IS HIGHLY COMPETITIVE. IF WE CAN NOT MARKET A DESIRABLE OFFERING OF GOLF SERVICES PACKAGES THAT THE PUBLIC IS WILLING PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE SUFFICIENT REVENUES.

The golf services and accessories industry is intensely competitive and fragmented. We compete against a number of large well-established companies with greater name recognition, a more comprehensive offering of products and services, and with substantially larger resources than ours; including financial and marketing. In addition to these large competitors there are numerous smaller operations that have developed and are marketing golf services and accessories. Our competitors include, by way of example, Westwood Plateau Golf Academy, Brent Morrison Golf Academy, golfhelp.com, V1golf.com, golfcoachinc.com and perfectimpact.com. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot successfully compete in this highly competitive industry, we may never be able to generate sufficient revenues to be profitable. As a result, our shareholders may never be able to liquidate or sell any shares.

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

WEATHER CONDITIONS CAN AFFECT THE GOLF SERVICES INDUSTRY WHICH COULD REDUCE THE AVAILABILITY OF OUR SERVICES AND LIMIT OUR SALES AND REVENUE.

Weather conditions such as rain, fog, frost, and snow may affect the time available for the use of our services. For instance, in the Vancouver B.C. area where we will begin operations, the average high and low temperatures for the fall/winter months (September - February) are 40(degree)F to 50(degree)F respectively with 17 wet days per month; spring months (March - May) are 41(degree)F and 57(degree)F respectively with an average of 14 wet days per month, whereas the summer months (June - August) experience averages from 54(degree)F to 73(degree)F with an average of only 7 wet days per month(www.bbc.co.uk/weather). Our competitors can be affected differently by weather conditions depending on the location of their operations. If our available days on the golf course are reduced, we may not be able to schedule enough of our packages to be profitable, which could adversely affect our operating results.

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

OUR DIRECTOR CONTINUES TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS MINORITY SHAREHOLDERS HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT THEIR ABILITY TO EVER RESELL ANY SHARES.

Our executive officer and director owns 66.6% of our common stock. Due to the controlling amount of his share ownership, he has significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

WE INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

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

No matters were submitted to a vote of security holders during the year ended April 30, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol "WCGE". To date there has been no active trading market.

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

SHARES AVAILABLE UNDER RULE 144

There are currently 2,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 2,000,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the

Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have generated $1,000 in revenue since inception and have incurred $29,134 in expenses through April 30, 2007.

The following table provides selected financial data about our company for the years ended April 30, 2007 and 2006.

     Balance Sheet Data:           4/30/07         4/30/06
     -------------------           -------         -------

     Cash                          $ 6,848         $20,021
     Total assets                  $ 7,968         $21,741
     Total liabilities             $ 2,102         $ 5,537
     Shareholders' equity          $ 7,968         $21,741

Cash provided by financing activities from inception was $25,000, resulting from the sale of our common stock in an initial public offering, which was completed on April 7, 2006.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on October 27, 2005. We completed our offering of 1,000,000 common shares on April 7, 2006. Our budget is based on operations which were completely funded by the $25,000 raised through our offering. We currently have $6,848 cash.

We incurred operating expenses of $11,338 and $12,751 for the years ended April 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended April 30, 2007 and 2006 was $10,338 and $13,751 respectively. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and available financial resources. We may need to look for other potential business opportunities that might be available to the Company. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

Our business is client-driven and our revenue requirements are reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management is responsible for the preparation of the required documents to keep the costs to a minimum. Our completed milestones and planned milestones are as follows:

COMPLETED MILESTONES

     * A comprehensive list of potential clients has been compiled and ongoing contact is being made with several parties regarding the company's products and services.
     * The Company currently has Gift Certificates available for purchase for $100 each which include 1 swing analysis plus 1 lesson. To date the Company has sold 10 Gift Certificates for total proceeds of $1,000.
     * The Company has purchased a laptop computer, CSWING software, digital camera and associated technical accessories.
     * The Company has launched their corporate website at www.westcoastgolfexperiences.com
     * Design and layout of the initial marketing brochure is complete and available for ongoing marketing and promotional programs.

PLANNED MILESTONES

Due to the wet weather conditions in the local British Columbia market throughout the Fall and Winter 2006/2007, we anticipate advertising in local newspapers, local/regional golf publications and local financial publications in the Summer 2007. Some of the publications might include The Province Newspaper, The Vancouver Courier, The North Shore News, Golf BC, Business in Vancouver and the Vancouver magazine. Advertising rates and promotional opportunities change regularly with these publications. The Company's very limited financial resources will dictate the amount, if any, advertising that will be implemented.

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

LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the "if converted" method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly basic loss per share is equal to diluted loss per share.

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

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended April 30, 2007 immediately follow.

                        WESTCOAST GOLF EXPERIENCES, INC.

                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2007


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     BALANCE SHEETS

     STATEMENTS OF OPERATIONS

     STATEMENT OF STOCKHOLDERS' EQUITY

     STATEMENTS OF CASH FLOWS

     NOTES TO FINANCIAL STATEMENTS

             [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Westcoast Golf Experience Inc.:

We have audited the accompanying balance sheets of Westcoast Golf Experience Inc. (a development stage company) as of April 30 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2007 and 2006 and the period from April 20, 2005 (inception) through April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Westcoast Golf Experience Inc. as of April 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006 and the period from April 20, 2005 (inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                      /s/ "DMCL"

                                           Dale Matheson Carr-Hilton Labonte LLP
                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
June 15, 2007

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                 April 30, 2007     April 30, 2006
                                                                 --------------     --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  6,848           $ 20,021

EQUIPMENT (Note 3)                                                     1,120              1,720
                                                                    --------           --------

                                                                    $  7,968           $ 21,741
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $  2,102           $  4,537
  Deferred revenue                                                        --              1,000
                                                                    --------           --------

                                                                       2,102              5,537
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Capital stock (Note 4)
    Authorized: 75,000,000 common shares, $0.001 par value
    Issued: 3,000,000 common shares                                    3,000              3,000
  Additional paid in capital                                          32,000             32,000
  Deficit accumulated during the development stage                   (29,134)           (18,796)
                                                                    --------           --------

                                                                       5,866             16,204
                                                                    --------           --------

                                                                    $  7,968           $ 21,741
                                                                    ========           ========


    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                              Cumulative from
                                                                     Year End                 April 20, 2005
                                                          ------------------------------      (inception) to
                                                           April 30,          April 30,          April 30,
                                                             2007               2006               2007
                                                          -----------        -----------        -----------
REVENUE                                                   $     1,000        $        --        $     1,000
                                                          -----------        -----------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation                                                    600                100                700
  Office and general                                            1,292              1,982              3,474
  Professional fees                                             7,384             10,059             21,598
  Regulatory and filing fees                                    2,062              1,610              4,362
                                                          -----------        -----------        -----------

                                                               11,338             13,751             30,134
                                                          -----------        -----------        -----------

NET LOSS                                                  $   (10,338)       $   (13,751)       $   (29,134)
                                                          ===========        ===========        ===========

BASIC AND DILUTED NET LOSS PER SHARE                      $     (0.00)       $     (0.00)
                                                          ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        3,000,000          2,063,014
                                                          ===========        ===========

    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM APRIL 20, 2005 (INCEPTION) TO APRIL 30, 2007


                                                                                                   Deficit
                                                                                                 Accumulated
                                                            Common Shares          Additional    During the
                                                         ---------------------      Paid in      Development
                                                         Number         Amount      Capital         Stage         Total
                                                         ------         ------      -------         -----         -----
Balance, April 20, 2005                                       --      $      --    $      --      $      --     $      --

Issued for cash at $0.005 per share - April 24, 2005   2,000,000          2,000        8,000             --        10,000

Net loss                                                      --             --           --         (5,045)       (5,045)
                                                       ---------      ---------    ---------      ---------     ---------
Balance, April 30, 2005                                2,000,000          2,000        8,000         (5,045)        4,955

Issued for cash at $0.025 per share                    1,000,000          1,000       24,000             --        25,000

Net loss                                                      --             --           --        (13,751)      (13,751)
                                                       ---------      ---------    ---------      ---------     ---------
Balance, April 30, 2006                                3,000,000          3,000       32,000        (18,796)       16,204

Net loss                                                      --             --           --        (10,338)      (10,338)
                                                       ---------      ---------    ---------      ---------     ---------

Balance April 30, 2007                                 3,000,000      $   3,000    $  32,000      $ (29,134)    $   5,866
                                                       =========      =========    =========      =========     =========

    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                           Cumulative from
                                                                  Year End                  April 20, 2005
                                                         ------------------------------     (inception) to
                                                         April 30,          April 30,          April 30,
                                                           2007               2006               2007
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(10,338)          $(13,751)          $(29,134)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                             600                100                700
  Changes in non-cash working capital items
     Accounts payable and accrued liabilities              (2,435)              (508)             2,102
     Deferred revenue                                      (1,000)             1,000                 --
                                                         --------           --------           --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES               (13,173)           (13,159)           (26,332)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                               --             (1,820)            (1,820)
                                                         --------           --------           --------

NET CASH FLOWS FROM INVESTING ACTIVITIES                       --             (1,820)            (1,820)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             --             25,000             35,000
                                                         --------           --------           --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                       --             25,000             35,000
                                                         --------           --------           --------

INCREASE (DECREASE) IN CASH                               (13,173)            10,021              6,848

CASH, BEGINNING                                            20,021             10,000                 --
                                                         --------           --------           --------

CASH, ENDING                                             $  6,848           $ 20,021           $  6,848
                                                         ========           ========           ========
Supplemental disclosures:

Cash paid for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========

  Taxes                                                  $     --           $     --           $     --
                                                         ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 APRIL 30, 2007
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  NATURE AND CONTINUANCE OF OPERATIONS

WestCoast Golf Experiences, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005 for the purpose of the development of a business to market golf packages to corporate clients for their employees or customers utilizing the Company's teaching professionals and other computer aided instruction.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The Company has been in the initial organization stage since inception, and as at April 30, 2007 the Company has accumulated losses of $29,134 since inception. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from sales of its golf packages and services. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's year end is April 30.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 as it is devoting substantially all of its efforts to establish a new business and its planned principal operations have not commenced.

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

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 APRIL 30, 2007
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

REVENUE RECOGNITION

The Company recognizes revenue when the service has been rendered, the amounts are fixed or determinable and collection is reasonably assured. Amounts received in advance of services being rendered is recorded as deferred revenue.

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

LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the "if converted" method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly basic loss per share is equal to diluted loss per share.

FOREIGN CURRENCY TRANSLATION

The Company's functional currency and reporting currency is the U.S. dollar. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To date the Company has not reported any translation adjustments or transaction gains or losses.

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 APRIL 30, 2007
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

STOCK-BASED COMPENSATION

The Company has not granted any stock options since inception and has not adopted a stock-based compensation policy.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 has not had any impact on the Company's financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The implementation of SAB No. 108 has not had any impact on the Company's financial statements.

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

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 APRIL 30, 2007
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3  -  EQUIPMENT

Equipment consists of the following:

                                Accumulated         2007              2006
                      Cost      Amortization    Net Book Value    Net Book Value
                      ----      ------------    --------------    --------------

Computer equipment    $1,820       $  700          $1,120            $1,720
                      ======       ======          ======            ======

NOTE 4  -  COMMON STOCK

The Company's authorized capitalization is 75,000,000 common shares with a par value of $0.001 per share.

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

NOTE 5  - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $29,134 at April 30, 2007 (2006 - $18,796) which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from this deferred tax asset appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The significant components of the Company's deferred income tax assets at April 30 are as follows:

                                             April 30, 2007      April 30, 2006
                                             --------------      --------------

Net operating loss                              $ 10,338            $ 13,751
Statutory tax rate                                    34%                 34%
                                                --------            --------
Expected tax (recovery)                            3,515               4,675
Valuation allowance                               (3,515)             (4,675)
                                                --------            --------
Future income tax provision (recovery)                --                  --
                                                ========            ========

Deferred tax asset                                 9,906               6,391
Valuation allowance                               (9,906)             (6,391)
                                                --------            --------

Net deferred tax asset                          $     --            $     --
                                                ========            ========

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

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

The name, address, age and position of our officers and director is set forth below:

Name and Address                         Age             Position(s)
----------------                         ---             -----------

Roger Arnet                              39        President, Secretary,
#309 - 333 East 1st Street                         Chief Financial Officer,
North Vancouver, BC, Canada V7L 4W9                Director

Tyler Halls                              31        V.P. of Golf Operations
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

2001 - Current, Beer and Wine Store
Store Manager

1993 - 2000, Taurus Golf Centre and Northern Pines Golf Course
CPGA Golf Teaching Professional

1994, Lethbridge Community College
Graduated with a 2-year Degree in Business Administration with a Major in Pro Golf Management

1993 - Current, Member of the Canadian Professional Golf Association

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one director and two officers, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

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

                           SUMMARY COMPENSATION TABLE


                                                                                 Change in
                                                                                 Pension
                                                                                Value and
                                                                                   Non-
                                                                  Non-Equity     qualified
                                                                   Incentive     Deferred       All
Name and                                                             Plan         Compen-      Other
Principal                                       Stock    Option     Compen-       sation      Compen-
Position          Year     Salary    Bonus     Awards    Awards     sation       Earnings     sation     Total
--------          ----     ------    -----     ------    ------     ------       --------     ------     -----
Roger Arnet       2007       0         0          0        0           0            0            0         0
CEO,              2006       0         0          0        0           0            0            0         0
President,        2005       0         0          0        0           0            0            0         0
Director

Tyler             2007       0         0          0        0           0            0            0         0
Halls             2006       0         0          0        0           0            0            0         0
VP of Operations  2005       0         0          0        0           0            0            0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                                  Option Awards                                             Stock Awards
          ------------------------------------------------------------------------------------------   -------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                                         Plan
                                                                                                         Equity         Awards:
                                         Equity                                                        Incentive       Market or
                                        Incentive                                                      Plan Awards:     Payout
                                      Plan Awards;                                         Market       Number of      Value of
          Number of      Number of     Number of                            Number of     Value of      Unearned       Unearned
          Securities    Securities     Securities                           Shares or     Shares or      Shares,        Shares,
          Underlying    Underlying     Underlying                            Units of     Units of      Units or       Units or
         Unexercised    Unexercised    Unexercised    Option     Option     Stock That    Stock That   Other Rights   Other Rights
         Options (#)    Options (#)     Unearned     Exercise  Expiration    Have Not     Have Not     That Have       That Have
Name     Exercisable   Unexercisable   Options (#)    Price       Date      Vested (#)     Vested      Not Vested     Not Vested
----     -----------   -------------   -----------    -----       ----      ----------     ------      ----------     ----------
Roger        0              0               0           0          0            0             0             0              0
Arnet

Tyler        0              0               0           0          0            0             0             0              0
Halls

                              DIRECTOR COMPENSATION

                                                                      Change in
                                                                       Pension
                                                                      Value and
                                                                      Nonqualified
                Fees Earned                          Non-Equity        Deferred
                 or Paid      Stock     Option     Incentive Plan    Compensation      All Other
   Name          in Cash      Awards    Awards      Compensation       Earnings      Compensation     Total
   ----          -------      ------    ------      ------------       --------      ------------     -----
Roger Arnet         0           0         0               0                0               0            0

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

None of the members of the Board of Directors are deemed to be independent.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on June 20, 2005 under File Number 333-125956.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended April 30, 2007, the total fees charged to the company for audit services were $7,900 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

July 16, 2007                       Westcoast Golf Experiences, Inc., Registrant


                                        /s/ Roger Arnet
                                        ----------------------------------------
                                    By: Roger Arnet, President, CEO,
                                        Secretary, Treasurer, CFO,
                                        Principal Accounting Officer and
                                        Sole Director