Form 10QSB
period 2007-07-31
WestCoast Golf Experiences Inc.
filed 2007-09-04
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended July 31, 2007

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

There were 3,000,000 shares of Common Stock outstanding as of July 31, 2007.

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                  July 31, 2007      April 30, 2007
                                                                  -------------      --------------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                              $  4,304           $  6,848
   Prepaid expenses                                                        97                 --
                                                                     --------           --------
                                                                        4,401              6,848

EQUIPMENT (net)                                                           970              1,120
                                                                     --------           --------

                                                                     $  5,371           $  7,968
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $  5,300           $  2,102
                                                                     --------           --------
STOCKHOLDERS' EQUITY
   Capital stock
     Authorized: 75,000,000 common shares, $0.001 par value
     Issued: 3,000,000 common shares                                    3,000              3,000
   Additional paid in capital                                          32,000             32,000
   Deficit accumulated during the development stage                   (34,929)           (29,134)
                                                                     --------           --------
                                                                           71              5,866
                                                                     --------           --------

                                                                     $  5,371           $  7,968
                                                                     ========           ========


    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              Cumulative from
                                                                Three Months Ended             April 20, 2005
                                                         ---------------------------------     (inception) to
                                                          July 31,              July 31,          July 31,
                                                            2007                  2006              2007
                                                         -----------           -----------       -----------
REVENUE                                                  $        --           $        --       $     1,000
                                                         -----------           -----------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation                                                  150                   150               850
   Office and general                                            112                   222             3,586
   Professional fees                                           5,300                 2,395            26,898
   Regulatory and filing fees                                    233                   442             4,595
                                                         -----------           -----------       -----------

                                                               5,795                 3,749            34,929
                                                         -----------           -----------       -----------

NET LOSS                                                 $    (5,795)          $    (3,749)      $   (34,929)
                                                         ===========           ===========       ===========


BASIC AND DILUTED NET LOSS PER SHARE                     $     (0.00)          $     (0.00)
                                                         ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       3,000,000             3,000,000
                                                         ===========           ===========


    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative from
                                                                Three Months Ended           April 20, 2005
                                                         ------------------------------      (inception) to
                                                          July 31,           July 31,           July 31,
                                                           2007               2006               2007
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (5,795)          $ (3,749)          $(34,929)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                             150                150                850
     Prepaid                                                  (97)                --                (97)
  Changes in non-cash working capital items
     Accounts payable and accrued liabilities               3,198              1,256              5,300
     Deferred revenue                                          --                 --                 --
                                                         --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                (2,544)            (2,343)           (28,876)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                               --                 --             (1,820)
                                                         --------           --------           --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                    --                 --             (1,820)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             --                 --             35,000
                                                         --------           --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                       --                 --             35,000
                                                         --------           --------           --------
INCREASE (DECREASE) IN CASH                                (2,544)            (2,343)             4,304

CASH, BEGINNING                                             6,848             20,021                 --
                                                         --------           --------           --------
CASH, ENDING                                             $  4,304           $ 17,678           $  4,304
                                                         ========           ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========
  Taxes                                                  $     --           $     --           $     --
                                                         ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2007
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have only generated limited revenues.

We incurred operating expenses of $5,795 and $3,749 for the three month periods ended July 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended July 31, 2007 and 2006 was $5,795 and $3,749, respectively. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and available financial resources. We may need to look for other potential business opportunities that might be available to the Company. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

In their report on our audited financial statements as at April 30, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We do not expect to be able to satisfy our cash requirements for the next 3 months with our cash in the bank of $4,304 at July 31, 2007 and as a result, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our offering of 1,000,000 common shares was completed on April 7, 2006 and the Company raised $25,000 in proceeds from the offering.

Our business is client-driven and our financial requirements are reviewed and adjusted continually. The costs associated with operating as a public company are a cost priority within our business operations. Management is responsible for the preparation of the required documents to keep the costs to a minimum. As financial resources remain available, our planned business milestones are as follows:

     *    Maintain our corporate website at www.westcoastgolfexperiences.com
     * Maintain our marketing brochure and utilize it in any marketing and promotional programs that may be implemented.

The Company's very limited financial resources will dictate the amount, if any, advertising and marketing that will be implemented.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-125956.

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

September 4, 2007                   WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -----------------------------------------
                                       Roger Arnet, Chief Executive Officer,

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

September 4, 2007                   WestCoast Golf Experiences, Inc., Registrant


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