Form 10QSB
period 2007-10-31
WestCoast Golf Experiences Inc.
filed 2007-12-07
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended October 31, 2007

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

There were 3,000,000 shares of Common Stock outstanding as of October 31, 2007.

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                              October 31, 2007       April 30, 2007
                                                              ----------------       --------------
                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $  3,074              $  6,848

EQUIPMENT                                                              820                 1,120
                                                                  --------              --------

                                                                  $  3,894              $  7,968
                                                                  ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                        $    153              $  2,102
  Due to related party (Note 2)                                      6,890                    --
                                                                  --------              --------
                                                                     7,043                 2,102
                                                                  --------              --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized: 75,000,000 common shares, $0.001 par value
    Issued: 3,000,000 common shares                                  3,000                 3,000
  Additional paid in capital                                        32,000                32,000
  Deficit accumulated during the development stage                 (38,149)              (29,134)
                                                                  --------              --------

                                                                    (3,149)                5,866
                                                                  --------              --------
                                                                  $  3,894              $  7,968
                                                                  ========              ========


    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         Cumulative from
                                                                                                         April 20, 2005
                                                 Six Months Ended              Three Months Ended        (inception) to
                                             October 31,    October 31,     October 31,    October 31,     October 31,
                                                2007           2006            2007           2006            2007
                                             ----------     ----------      ----------     ----------      ----------
REVENUE                                      $       --     $       --      $       --     $       --      $    1,000
                                             ----------     ----------      ----------     ----------      ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation                                      300            300             150            150           1,000
  Office and general                                362            934             250            712           3,836
  Professional fees                               7,040          4,328           1,740          1,393          28,638
  Regulatory and filing fees                      1,313          1,097           1,080            655           5,675

                                                 (9,015)        (6,659)         (3,220)        (2,910)         39,149
                                             ----------     ----------      ----------     ----------      ----------

NET LOSS                                     $   (9,015)    $   (6,659)     $   (3,220)    $   (2,910)     $  (38,149)
                                             ==========     ==========      ==========     ==========      ==========

BASIC AND DILUTED NET LOSS
 PER SHARE                                   $    (0.00)    $    (0.00)     $    (0.00)    $    (0.00)
                                             ==========     ==========      ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED              3,000,000      3,000,000       3,000,000      3,000,000
                                             ==========     ==========      ==========     ==========

    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cumulative from
                                                                                            April 20, 2005
                                                               Six Months Ended             (inception) to
                                                                  October 31,                 October 31,
                                                           2007               2006               2007
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (9,015)          $ (6,659)          $(38,149)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                             300                300              1,000
  Changes in non-cash working capital items
     Accounts payable and accrued Liabilities              (1,949)            (3,159)               153
                                                         --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES               (10,664)            (9,518)           (36,996)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                               --                 --             (1,820)
                                                         --------           --------           --------
NET CASH FLOWS FROM INVESTING ACTIVITIES                       --                 --             (1,820)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                               6,890                 --              6,890
  Proceeds on sale of common stock                             --                 --             35,000
                                                         --------           --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    6,890                 --             41,890
                                                         --------           --------           --------

INCREASE (DECREASE) IN CASH                                (3,774)            (9,518)             3,074

CASH, BEGINNING                                             6,848             20,021                 --
                                                         --------           --------           --------

CASH, ENDING                                             $  3,074           $ 10,503           $   ,074
                                                         ========           ========           ========

Supplemental disclosures:

Cash paid for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========
  Taxes                                                  $     --           $     --           $     --
                                                         ========           ========           ========

    The accompanying notes are an integral part of these financial statements

                        WESTCOAST GOLF EXPERIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2007
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2007 included in the Company's Form 10-KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

NOTE 2 - DUE TO RELATED PARTY

During the period the sole director made payments on behalf of the Company totalling $6,890. As at October 31, 2007 $6,890 is owing to this director which is non-interest bearing, unsecured and without specific terms of payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have only generated limited revenues.

We incurred operating expenses of $3,220 and $2,910 for the three month periods ended October 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended October 31, 2007 and 2006 was $3,220 and $2,910, respectively. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and available financial resources. We may need to look for other potential business opportunities that might be available to the Company. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity. During the period the President of the Company paid $6,890 in expenses on behalf of the Company. As of October 31, 2007, $6,890 is due to the President and is non-interest bearing, unsecured and has no specific terms of repayment.

In their report on our audited financial statements as at April 30, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We do not expect to be able to satisfy our cash requirements for the next 3 months with our cash in the bank of $3,074 at October 31, 2007 and as a result, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-125956.

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

December 7, 2007                    WestCoast Golf Experiences, Inc., Registrant


                                    By: /s/ Roger Arnet
                                       -----------------------------------------
                                       Roger Arnet, Chief Executive Officer,

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

December 7, 2007                    WestCoast Golf Experiences, Inc., Registrant


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