Form 10QSB
period 2008-02-25
WestCoast Golf Experiences Inc.
filed 2008-02-28
CIK 1328670

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended January 31, 2008
Commission File Number 333-125956

WestCoast Golf Experiences, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2706319 (I.R.S. Employer Identification No.)
4199 Campus Drive, Suite 550, Irvine, CA (Address of principal executive offices)	92612 (Zip Code)
(949) 725-2201 (Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 28, 2008, there were 3,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

WESTCOAST GOLF EXPERIENCES, INC.
(a development stage company)

BALANCE SHEETS

	January 31, 2008	April 30, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,779	$6,848

EQUIPMENT	670	1,120

	$3,449	$7,968

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 2)	$17,906	$2,102

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock
Authorized: 75,000,000 common shares, $0.001 par value
Issued: 3,000,000 common shares	3,000	3,000
Additional paid in capital	32,000	32,000
Deficit accumulated during the development stage	(49,457)	(29,134)

	(14,457)	5,866

	$3,449	$7,968

The accompanying notes are an integral part of these financial statements

WESTCOAST GOLF EXPERIENCES, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended			Cumulative from April 20, 2005 (inception) to
	January 31, 2008	January 31, 2007	January 31, 2008		January 31, 2007	January 31, 2008

REVENUE	$-	$1,000		$-	$1,000	$1,000

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation	450	450		150	150	1,150
Office and general	504	1,206		143	272	3,979
Professional fees	17,955	5,856		10,915	1,528	39,553
Regulatory and filing fees	1,413	1,492		100	395	5,775

	(20,322)	(9,004)		11,308	2,345	50,457

NET LOSS	$(20,322)	$(8,004)	$	(11,308)	$(1,345)	$(49,457)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements

WESTCOAST GOLF EXPERIENCES, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,		Cumulative from April 20, 2005 (inception) to January 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,322)	$(8,004)	$(49,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	450	450	1,150
Prepaid
Changes in non-cash working capital items
Accounts payable and accrued liabilities	8,913	(2,745)	11,016
Deferred revenue		(1,000)	-

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(10,959)	(11,299)	(37,291)

CASH FLOWS FROM INVESTING ACTIVITIES		-
Purchase of computer equipment	-	-	(1,820)

NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-	(1,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	6,890	-	6,890
Proceeds on sale of common stock	-	-	35,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	6,890	-	41,890

INCREASE (DECREASE) IN CASH	(4,069)	(11,299)	2,779

CASH, BEGINNING	6,848	20,021	-

CASH, ENDING	$2,779	$8,722	$2,779

Supplemental disclosures:

Cash paid for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

WESTCOAST GOLF EXPERIENCES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2008
(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended April 30, 2007 included in the Company’s Form 10-KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

Comparative Figures
Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

NOTE 3 – DUE TO RELATED PARTY

During the period the sole director did not make any payments on behalf of the Company. As at January 31, 2008 $6,890 remains owing to this director for payments made on behalf of the Company in a prior period and is included in the Balance Sheet - Accounts Payable and Accrued Liabilities. The balance owing is non-interest bearing, unsecured and without specific terms of payment.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources

We do not expect to be able to satisfy our cash requirements for the next 3 months with our cash in the bank of $2,779 at January 31, 2008 and as a result, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us.  If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company as well as costs related to any future acquisition activities as discussed below, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Results of Operations

We are still in our development stage and have only generated limited revenues.

We incurred operating expenses of $11,308 and $1,345 for the three month periods ended January 31, 2008 and 2007, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended January 31, 2008 and 2007 was $11,308 and $1,345, respectively. Our net loss since inception through January 31, 2008 was $49,457.  We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and available financial resources. We may need to look for other potential business opportunities that might be available to the Company.

In their report on our audited financial statements as at April 30, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Our Plan of Operation for the Next Twelve Months. Our business is client-driven and our financial requirements are reviewed and adjusted continually. The costs associated with operating as a public company are a cost priority within our business operations. Management is responsible for the preparation of the required documents to keep the costs to a minimum. To date, our very limited financial resources have made it difficult to implement advertising and marketing activities.

Our inability to conduct marketing activities coupled with our inability to generate significant revenues has caused our management to explore other potential business opportunities that might be available to us. Accordingly, over the last few months, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. To that extent, we have had informal discussions with representatives of certain private companies that are interested in being acquired by us, although as of the date of this report, we have not entered into any understanding or formal agreement to acquire any potential acquisition candidates. We intend to continue discussions with the representatives of one of those private companies. We hope that we will enter into a formal agreement to acquire that private company in the next few months. We cannot guaranty that we will acquire that company or any other third party, or that, in the event that we acquire another entity, the acquisition will increase the value of our common stock.

As disclosed previously in a Current Report on Form 8-K, effective January 4, 2008, our board of directors appointed Suzanne Fischer as President, Secretary, Treasurer and sole director and accepted the resignations of Roger Arnet, our former officer and director. In addition, on January 4, 2008, Tyler Halls resigned as the Vice President of Golf Operations. In connection with the change in management, our business operations are focused on acquiring that private company, as disclosed above, and we intend to suspend our golf operations while we attempt to acquire that company. If we do not complete the transaction discussed herein, we will attempt to re-establish our golf operations or look for another acquisition or merger target.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we acquire that private company, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Critical Accounting Policies

The unaudited financial statements as of January 31, 2008, included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-125956.

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

The financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s year end is April 30.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.                      Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31	Sec. 302 Certification of Chief Executive and Financial Officer
32	Sec. 906 Certification of Chief Executive and Financial Officer

*	Incorporated by reference to their inclusion as exhibits to Form SB-2 Registration Statement, filed under SEC File Number 333-125956 on June 20, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WestCoast Golf Experiences, Inc., a Nevada corporation

February 28, 2008	By:	/s/ Suzanne Fischer
Suzanne Fischer
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and a Director