Form 10KSB
period 2008-04-30
CrowdGather, Inc.
filed 2008-07-29
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended April 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                 to

Commission File Number: 000-52143
CrowdGather, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20300 Ventura Blvd. Suite 330, Woodland Hills, California	91364
(Address of principal executive offices)	(Zip Code)
(818) 435-2472
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year. $20,763.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of July 22, 2008, approximately $27,883,090.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 22, 2008, there were 40,476,818 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                 [  ] Yes        [X]  No

i

PART I

Forward-Looking Information

This Annual Report of CrowdGather, Inc. on Form 10-KSB contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Legal Proceedings” and “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

Item 1. Description of Business.

Our Background. CrowdGather, Inc., formerly WestCoast Golf Experiences, Inc., (the “Company,” “we” or “CrowdGather”) was incorporated in the State of Nevada on April 20, 2005. We were formed to market golf packages to corporate clients for their employees or customers.

On April 2, 2008, the Company, General Mayhem LLC (“General”) and the Company’s wholly owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (“the “Merger”) closed on April 2, 2008. The Merger resulted in General merging into the Acquisition Subsidiary, with the acquisition subsidiary surviving. Prior to the Merger, the Company effected a 13-for-1 stock split of its common stock. Pursuant to the Merger, each share of General was converted into and became one (1) share, on a post-stock split basis, such that former members of General were issued 26,000,000, or approximately 64.9%, of the outstanding shares at that time. On April 8, 2008, pursuant to the Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between the Company and Acquisition Subsidiary, the Acquisition Subsidiary merged with and into Company, with Company surviving. In connection with the latter merger, Company changed its name to CrowdGather, Inc.

After the Merger, we moved our principal place of business to General’s facilities at 20300 Ventura Blvd. Suite 330, Woodland Hills, California 91364.

Our Business.  Having acquired General’s business, we are now an Internet company that specializes in monetizing a network of online forums and message boards designed to engage, provide information to and build community around users. We are in the process of building what we hope will become one of the largest social, advertising, and user generated content networks by consolidating  existing groups of online users that post on message boards and forums. Our goal is to create the world's best user experience for forum communities, and world class service offerings for forum owners. We believe that the communities built around message boards and forums are the one of the most dynamic sources of information available on the web because forums are active communities built around interest and information exchange around specific topics.

Part of our growth strategy includes identifying and acquiring web properties.  In the last six months, we have been researching potential opportunities for us to acquire targeted online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 70 properties and 300 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

The network we create will rely initially upon our own properties, but it is our goal to build a network that is open to third-party owned forums as well.  Ultimately, the integration of these message board communities on our central CrowdGather Platform will allow for the creation of three things: an user generated content network driven by a proprietary search interface; a social network powered by central ID and log-on management through our proprietary user profile; and an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Our Community of Online Forums

Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations, and commerce.  Some of our representative properties include

Forum Name	Target Community/Discussion Topic
ZuneBoards.com	Microsoft Zune Community
Ngemu.com	Software emulators
ABXZone.com	Computer help
GenMay.com	Off-topic and humor
MotorcycleForum.com	Motorcycles and Scooters
AquaticPlantCentral.com	Aquascapes
IronMass.com	Bodybuilding
Tech-gfx.net	Graphic design
VistaBabble.com	Microsoft Vista discussion
Fashion-Forums.com	Fashion
DemocracyForums.com	Politics
Eternal-Allegiance.com	Celebrities and their fans
FoodForums.com	Food and dining
ActorsForum.com	Acting and theater arts
Pocketbikeplanet.com	Mini-bike owner society
Clubxb.com	Scion xB owner community

In May 2008, we acquired the websites and domain names www.ngemu.com, www.pcs.net, www.aldostools.com, www.ngemu.com, www.emuforums.com, www.psxemu.com, and www.pcsx.net. In July 2008, we acquired the website and domain name www.zuneboards.com.

We believe the CrowdGather Network currently represents an aggregate of approximately 9 million monthly page views, one million monthly unique visitors, and 1.5 million discussions comprising over 40 million individual replies.  Additionally, approximately 640,000 users have registered on CrowdGather Network sites to date.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

Revenues

We intend to derive revenue principally from the sale of Internet advertising and sponsorships, as well as from subscription services and e-commerce. The Internet is an attractive method for certain advertisers, depending on the number of users we have and a variety of other factors.  Internet advertising spending continues to increase on an annual basis.  We believe that significant revenues can be generated from online advertising both for our Company owned sites as well as on a commission sales basis for our third-party network sites.

Sales, Marketing and Distribution

We currently work with third-party advertising networks, but in parallel we intend to pursue direct sales with advertisers interested in exposing their products or services to our forum populations on a targeted basis.  Advertising networks and advertisers pay for advertising on a cost per thousand views (CPM), cost per click (CPC) or cost per action (CPA) basis.  We intend to pursue a mix of advertising in order to increase the effective  revenue conversion of advertising on our properties.  We are committed to delivering customized advertising programs that are directly relevant to an advertiser, but also not at odds with our online communities.  We will also allow for direct personalized advertising sales to the members of our respective forum communities who wish to market their products or services to their fellow members

While we are fortunate to benefit from the existing traffic and brand equity in our acquired properties, we also hope to develop a widely recognized network brand, which will enable us to attract, retain, and more deeply engage users, forum owners, advertisers, publishers, and developers. We believe a great brand begins with a great product, services, and content.  We focus on each step of product and services development, deployment, and management and content design to understand our offerings and how best to market them to our communities of potential and existing users. We hope to use online advertising, and we leverage our online network and our distribution partnerships to market our products and services to the right people at the right time. With continued investment in brand and product marketing, we believe we can continue to attract and engage users, advertisers, publishers, and developers.

Competition

We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information, and entertainment services integrated into other products and media properties.

We compete for users, advertisers, publishers, and developers with many other providers of online services, including Web businesses where expertise in a particular market segment may provide a competitive advantage and with social media and networking competitors. Ad networks (such as Yahoo!’s Yahoo! Properties, Google Inc.’s “Google” Ad sense, Ad.com, and Valueclick), which create specialized marketing solutions for specific advertiser or publishers segments, also compete with us for a share of marketing budgets.

We compete with companies to attract users and developers as well as attract advertisers and publishers to our forums. The principal competitive factors relating to attracting and retaining users include the usefulness, accessibility, integration, and personalization of the forums that we offer and the overall user experience on our site.

Many of our current and potential competitors have longer operating histories, more industry experience, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. We may not be able to compete with either the large or mid-sized companies. We are also at a significant competitive disadvantage within the Internet industry because we have limited capital resources. Our ability to compete will depend on our ability to obtain users of our products without spending any significant funds to market and promote our products.

Intellectual Property

Our intellectual property assets include domain names and websites; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We also currently own the web domain www.crowdgather.com, which serves as our corporate website and the future home of our new forum software platform which is currently in development.  Our portfolio currently consists of over 342 domain names and approximately 75 message board communities at various stages of development.  Our corporate website (www.crowdgather.com) features a current list of our developed communities and software products.

Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the U.S. and other countries, and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information. We consider our trademarks to be our most valuable assets and we will seek to register these trademarks in the U.S. and will seek to protect them. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademark, patent, copyright, and trade secret rights to third parties.

Government Regulation

We are subject to regulations and laws directly applicable to providers of Internet content and services. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. The federal government and some state governments have introduced or considered legislation relating to Internet usage generally, including measures relating to privacy and data security, as well as specific legislation aimed at social networking sites, such as ours.  It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could negatively affect our business. We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, security, illegal or obscene content, retransmission of media, spyware, and personal privacy and data protection apply to the Internet.  We monitor pending legislation to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without prior parental consent. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.” Online services provided by the Company may be subject to COPPA and CAN-SPAM requirements. Congress and individual states may also consider online privacy legislation that would apply to personal information collected from teens and adults. We believe that we are in material compliance with the requirements imposed by those laws and regulations.

We are also subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We do not believe that we have not been affected by any of the rules and regulations specified in this section.

Research and Development

We seek to continually enhance, expand, and launch products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience for the online community of social network users. We intend to leverage our internal development efforts through technology acquisitions.  We anticipate that our internal development costs for the coming fiscal year will approximate $150,000.

Employees

As of July 22, 2008, we have nine full time employees.  None of our employees is covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Risk Factors

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a relatively limited operating history and no history as a public reporting company.  Such limited operating history and the unpredictability of the success of online social networks makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We will need additional financing to execute our business plan.

The revenues from the sale of advertising and forum memberships and the projected revenues from these potential streams are not adequate to support our expansion and product development programs.  We will need substantial additional funds to effectuate our business plan; expand our online reach and presence; develop and enhance our technological capabilities; file, prosecute, defend and enforce our intellectual property rights; and hire and retain key employees.  We will seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources.

There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Online social networking sites are new and rapidly evolving and may not prove to be a viable business model.

Online social networking sites and interest-group forums are a relatively new business model for delivering information and entertainment over the Internet, and we have only recently launched our efforts to develop a business centered on this model. It is too early to predict whether consumers will accept, and use our products on a regular basis, in significant numbers, and participate in our online community. Our products may fail to attract significant numbers of users, or, may not be able to retain the usership that it attracts, and, in either case, we may fail to develop a viable business model for our online community. In addition, we expect a significant portion of the content that we will provide to be available for free. If we are unable to successfully monetize the use of our content, either through advertising or fees for use, we may not be able to generate revenues.

We may be unable to attract advertisers to the properties we own, acquire, or develop.

We expect that advertising revenue will comprise a significant portion of the revenue to be generated by the forums that we own. Most large advertisers have fixed advertising budgets, only a small portion of which has traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources. Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

We hope to generate our revenue almost entirely from advertising and retaining other sites as participants in our network, and the reduction in spending by, or loss of, advertisers and network members could seriously harm our ability to generate revenues.

We hope to generate revenues from advertisers and other communities that join our advertising network. If we are unable provide value to potential advertisers or other online communities, we may not be able to sell any ad space or memberships, which would negatively impact our revenues and business. In addition, we expect that advertising networks and advertisers will be able terminate their contracts with us at any time. We may encounter difficulty collecting from our advertisers because we are a very small company with limited resources to collect outstanding balances.

We may not be able to sustain or grow our business unless we keep up with changes in technology and consumer tastes.

The Internet and electronic commerce industries are characterized by:

•	rapidly changing technology;
•	evolving industry standards and practices that could render our website and proprietary technology obsolete;
•	changes in consumer tastes and user demands;
•	challenges, such as “click fraud,” that cast doubt on otherwise legitimate activities and practices; and
•	frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis. Developing website and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our website and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

We intend to rely on third parties to maintain our systems and, if these third parties fail to perform their services adequately, we could experience disruptions in our operations.

A key element of our strategy will be to generate a high volume of traffic to our forums. Our ability to generate revenues will depend substantially on the number of customers who use our website. Accordingly, the satisfactory performance, reliability and availability of our website and network infrastructure are critical to our ability to generate revenues, as well as to our reputation.

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft and AOL.

We face significant competition from companies, principally Google, Microsoft, and AOL that have developed or acquired similar online social networking sites. These services may directly compete with us for affiliate and advertiser arrangements, which will be key to our business and operating results.  Some of these competitors offer services that indirectly compete with our services: these include consumer e-mail services, desktop search, local search, and instant messaging services; photos, maps, video sharing, content channels, mobile applications, and shopping services; movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; advertising offerings; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually and potentially in combination with each other. In certain of these cases, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, or publishers, then our revenues and growth rates could decline.

We face significant competition from traditional media companies which could adversely affect our future operating results.

We also compete with traditional media companies for advertising, both offline as well as increasingly with their online assets as media companies offer more content directly from their own websites. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. If we fail to persuade existing advertisers to retain and increase their spending with us and if we fail to persuade new advertisers to spend a portion of their budget on advertising with us, our revenues could decline and our future operating results could be adversely affected.

We anticipate that the majority of our revenues will be derived from advertising to our users, and the reduction in spending by or loss of current or potential advertisers would cause our revenues and operating results to decline.

We anticipate that we will primarily rely on our ability to generate revenues from advertising to our users rather than from memberships.  Our ability to develop revenue from advertising revenue depends upon:

•	establishing and maintaining our user base;
•	establishing and maintaining our popularity as an Internet destination site;
•	broadening our relationships with advertisers to small-and medium-sized businesses;
•	attracting advertisers to our user base;
•
increasing demand for our services by advertisers, users, businesses and affiliates, including prices paid by advertisers, the number of searches performed by users, the rate at which users click-through to commercial search results and advertiser perception of the quality of leads generated by our forums;

•	the successful implementation and acceptance of our advertising exchange by advertisers, networks, affiliates, and publishers;
•	the successful development and deployment of technology improvements to our advertising platform;
•	establishing and maintaining our affiliate program for our search marketing;
•	deriving better demographic and other information from our users; and
•	driving acceptance of the Web in general and of our site in particular by advertisers as an advertising medium.

We anticipate that our agreements with advertisers will likely have terms of one year or less, or may be terminated at any time by the advertiser. Accordingly, it is difficult to forecast advertising revenues accurately. Any reduction in spending by or loss of existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

Decreases or delays in advertising spending by our advertisers due to general economic conditions could harm our ability to generate advertising revenues.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Since we derive most of our revenues from advertising, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We hope to create, own and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets and rights to certain domain names, which we believe will be among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the U.S. and other countries of the world, and through contractual provisions. The efforts we have taken or will take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages.   Protection of the distinctive elements of our site may not be available under copyright law or trademark law. If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We are subject to U.S. and foreign government regulation of Internet services which could subject us to claims, judgments and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet content and services. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

We rely on third-party providers for our principal Internet connections and technologies, databases and network services critical to our properties and services, and any errors, failures or disruption in the services provided by these third parties could significantly harm our business and operating results.

We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access. Any disruption, from natural disasters, technology malfunctions, sabotage or other factors, in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition. We have little control over these third-party providers, which increases our vulnerability to disruptions or problems with their services. Any financial difficulties experienced by our providers may have negative effects on our business, the nature and extent of which we cannot predict.

Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our services. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand, our business, and operating results.

If we are not able to retain the full-time services of senior management, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our senior management.  We do not maintain key person life insurance for any members of our senior management at this time.  We currently do not have an employment agreement with Mr. Sabnani.  The loss of services of this person or any other key members of our senior management could adversely affect our business until suitable replacements can be found.  There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that could change the way we record revenues, expenses, assets, and liabilities.  These changes in accounting standards could adversely affect our reported earnings.  Increases in direct and indirect income tax rates could affect after-tax income.   Equally, increases in indirect taxes could affect our products’ affordability and reduce our sales.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons, and many other factors, many of which are beyond our control.  We may be unable to achieve analysts’ earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others.  There can be no assurance that we will achieve projected levels or mixes of product sales. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices.

Our cash flow may not be sufficient to fund our long-term goals.

We may be unable to generate sufficient cash flow to support our capital expenditure plans and general operating activities.  In addition, the terms and/or availability of our credit facility and/or the activities of our creditors could affect the financing of our future growth.

 We are subject to the reporting requirements of federal securities laws, which will be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company. In addition, we will incur substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of resales of the shares and the reporting of the Merger.

Because we acquired our current business operations by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we concluded a “reverse merger” to acquire our current business operations. Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time consuming, difficult and costly.

It will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the Internet industry and therefore increase the risks associated with our operations.

We may not be able to achieve the benefits we expect to result from the Merger.

As described above, we recently entered into the Merger Agreement and closed the Merger.  We may not realize the benefits that we presently hope to receive as a result of the Merger, which includes:

•	access to the capital markets of the United States;
•	the increased market liquidity expected to result from the Merger;
•	the ability to use registered securities to make acquisition of assets or businesses;
•	increased visibility in the financial community;
•	enhanced access to the capital markets;
•	improved transparency of operations; and
•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Merger will be realized in respect to our business operations. In addition, the attention and effort devoted to achieving the benefits of the Merger and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

We operate as a public company, which means we are subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our shares may have limited liquidity.

A portion of our shares of common stock will be subject to registration, and will be closely held by certain insider investors. Consequently, the public float for the shares may be highly limited. As a result, should you wish to sell your shares into the open market you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, where our shares of common stock will be quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Our management owns a substantial portion of our outstanding common stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Our management beneficially controls approximately 55.1% of our outstanding shares of common stock.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act could be impaired, which could cause our stock price to decrease substantially.

Since, prior to the Merger, General operated as a private company without public reporting obligations, and it had committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares may be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company with a presumably small and thinly-traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (“SEC”).  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our past activities and those of our affiliates may lead to future liability for us.

Prior to our entry into the Merger Agreement, we engaged in businesses unrelated to those of General. Although our stockholders provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our company.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations may not be sufficient to meet our anticipated cash needs for the near future. We may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

We hope to obtain significant revenues from future sales.  In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations. In the event we are not able to continue operations, our securities will become worthless.

Item 2. Description of Property.

We do not own any interests in real estate. We lease approximately 1,578 square feet of office space located at 20300 Ventura Blvd., Suite 330, Woodland Hills, California. The term of our lease is March 1, 2008 to December 31, 2008, and our rent is $3,472 per month.

On June 30, 2008, we entered into a five month lease for approximately 867 square feet of office space located at 20300 Ventura Blvd., Suite 215, Woodland Hills, California. The term of our lease is August 1, 2008 to December 31, 2008, and our rent is $1,647 per month. We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Common Stock.

Our authorized capital stock consists of 975,000,000 common shares, par value $.001 per share.  On July 22, 2008, there were 40,476,818 common shares issued and outstanding.

Our common stock is the only class of voting securities issued and outstanding.  Holders of our common shares are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common shares do not have cumulative voting rights.

The holders of our common shares are entitled to dividends when and if declared by our Board of Directors from legally available funds.  The holders of our common shares are also entitled to share pro rata in any distribution to stockholders upon our liquidation or dissolution.

Stock Split. During March 2008, we effected a 13-for-1 stock split of our common stock. All share numbers presented in this filing have been adjusted to reflect the stock split.

Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol “CRWG.” As of April 30, 2008, no shares of our common stock have traded. For the period indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2009
First Quarter (1)	2.10	1.00
(1) As of July 22, 2008

The approximate number of stockholders of record at April 30, 2008 was 22.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have declared no dividends on our common shares and are not subject to any restrictions that limit such ability.  Dividends are declared at the sole discretion of our Board of Directors.  We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

Equity Compensation Plan.

CrowdGather, Inc. 2008 Stock Option and Award Plan

On May 9, 2008, our Board of Directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

The Board of Directors, acting as a compensation committee (the “Committee”) will generally administer the Plan. The Committee will have full power and authority to determine when and to whom awards will be granted, including the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the Plan. In addition, the Committee has the authority to interpret the Plan and the awards granted under the Plan, and establish rules and regulations for the administration of the Plan.

The Committee may delegate certain administrative duties associated with the Plan to our officers, including the maintenance of records of the awards and the interpretation of the terms of the awards. The Committee may also delegate the authority to grant awards to a subcommittee comprised of one or more Board members, or to our executive officers, provided that such subcommittee or executive officers cannot be authorized to grant wards to executive officers.

Awards under the Plan may be granted to any person who is (i) an employee of ours, (ii) a non-employee member of the Board of Directors or the board of directors of any of our subsidiaries, or (iii) a consultant who provides services to us; provided that stock appreciation rights and non-qualified stock options shall be granted only to persons as to which we are is the “service recipient,” as such term is defined in Section 409A of the Internal Revenue Code.

The Plan will terminate on May 9, 2018, unless all shares available for issuance have been issued, the Plan is earlier terminated by the Board or the Committee, or the Plan is extended by an amendment approved by our shareholders. No awards may be made after the termination date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the Plan prior to the termination date may extend beyond the end of such period through the award’s normal expiration date.

The aggregate number of shares of the common stock authorized for issuance as awards under the Plan is 12,000,000. The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or stock unit awards which may be granted to any one participant in any one year under the Plan is 1,000,000.

Under the Plan, the Committee can grant stock options, stock appreciation rights, restricted stock, stock units and performance units. Awards may be granted alone, in addition to, or in combination with any other award granted under the Plan. Subject to the limitations set forth in the Plan, the terms and conditions of each award shall generally be governed by the particular document or agreement granting the award. The terms and conditions set forth in an award agreement may include, as appropriate:

•	deemed issuance date;
•	expiration date;
•	number of shares covered by the award;
•	acceptable means of payment;
•	price per share payable upon exercise
•	applicable vesting schedule;
•	individual performance criteria;
•	company or group performance criteria;
•	continued employment requirement;
•	transfer restrictions; or
•	any other terms or conditions deemed appropriate by the Committee, in each case not inconsistent with the 2008 Plan.

Stock Options and Stock Appreciation Rights. The holder of an option will be entitled to purchase a number of shares of common stock at an exercise price not less than 100% of the fair market value of a share on the date of grant during a specified time period, as determined by the Committee. The option exercise price shall be paid in cash or in such other form if and to the extent permitted by the Committee, including without limitation by delivery of already owned shares. Other than in connection with a change in our capitalization, the exercise price of an option may not be reduced without shareholder approval.

The holder of a stock appreciation right will be entitled to receive, in cash or stock (as determined by the Committee), value with respect to a specific number of shares equal to or otherwise based on the excess of the market value of a share at the time of exercise over the exercise price of the right.

Restricted Stock and Stock Units. The holder of restricted stock will own shares of common stock subject to restrictions imposed by the Committee and subject to forfeiture to us if the holder does not satisfy certain requirements (including, for example, continued employment with us) for a specified period of time. The holder of restricted stock units will have the right, subject to any restrictions imposed by the Committee, to receive shares of common stock, or a cash payment equal to the fair market value of those shares, at some future date determined by the Committee, provided that the holder has satisfied certain requirements (including, for example, continued employment with us until such future date).

Performance Awards.  Performance stock or cash awards may be granted by the Committee at its sole discretion, upon the attainment of performance goals as set by the Committee.  The maximum number of shares that may be granted in any calendar year may not exceed 500,000 shares of common stock; cash awards may not exceed $500,000.

Unless otherwise provided by the Committee, awards under the Plan may only be transferred by will or the laws of descent and distribution. The Committee may permit further transferability pursuant to conditions and limitations that it may impose, except that no transfers for consideration will be permitted.

In the event of any stock dividend, stock split, combination of shares, extraordinary dividend of cash and/or assets, recapitalization, reorganization or any similar event, the Committee is entitled to appropriately and equitably adjust the number and kind of shares or other securities which are subject to the Plan or subject to any award under the Plan.

Subject to any restrictive terms which may be set forth in award agreements, in the event we are a party to a merger or other reorganization, outstanding awards shall be subject to the agreement of merger or reorganization. Such agreement may provide, without limitation, for the assumption of outstanding awards by the surviving corporation or its parent, for their continuation by us (if we are a surviving corporation) for accelerated vesting and accelerated expiration, or for settlement in cash.

The Board may generally amend or terminate the Plan as determined to be advisable. Shareholder approval may also be required for certain amendments pursuant to the Internal Revenue Code, the rules of any market in which we participate, or rules of the Securities and Exchange Commission. No amendment or alteration of the Plan may be made which would impair the rights of any participant under any outstanding award, without such participant’s consent, provided that no consent is required with respect to any amendment or alteration if the Committee determines that such amendment or alteration is either:

•	required or advisable in order for us, the Plan or the award to satisfy any law or regulation or to meet the requirements of any accounting standard, or
•	not reasonably likely to significantly diminish the benefits provided under such award, or that any such diminishment has been adequately compensated.

A copy of the Plan is attached as Exhibit 10.1 to our report on Form 8-K filed on June 23, 2008, and is incorporated herein by reference. The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In connection with the Merger, on April 2, 2008, we issued an aggregate of 26,000,000 shares of our common stock to General’s members in exchange for their percentage of ownership of General on a pro-rata basis to their General membership.  The issuance was made pursuant to Rule 506 under Regulation D promulgated by the SEC.  We believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the offering and sales were made to eleven persons, three of whom were accredited investors and none of whom were non-accredited investors (all of whom received applicable disclosure materials), and (iii) transfer was restricted in accordance with the requirements of the Securities Act of 1933, as amended (including by legending of certificates representing the securities).

Upon the closing of the Merger, we issued and sold an aggregate of 1,000,000 shares of our common stock to two non-U.S. Persons, as that term is defined in Rule 902 (k) of Regulation S as promulgated by the SEC, at a price of $0.89 per share.  We intend to use the net proceeds of the offering for our general working capital purposes.  There were no commissions paid on the sale of these shares. The investors were a non-U.S. persons and the sale was made in an offshore transaction. No directed selling efforts were made in the United States by us or any person acting on our behalf. The offer or sale was not made to a U.S. person or for the account or benefit of a U.S. person. The purchasers of the securities certified that they were not U.S. persons and were not acquiring the securities for the account or benefit of any U.S. person. The purchasers of the securities have agreed to resell such securities only in accordance with the provisions of Regulation S or pursuant to registration under the Securities Act of 1933. The shares of common stock issued to the purchaser contain a legend to the effect that transfer is prohibited except in accordance with the provisions of this Regulation S or pursuant to registration under the Securities Act of 1933. We will not register any transfer of the securities unless such transfer is made in accordance with the provisions of Regulation S or pursuant to registration under the Securities Act of 1933.

On June 20, 2008, we sold 420,000 shares of our common stock to one investor in exchange for $420,000 or $1.00 per share. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

On July 8, 2008, we issued a convertible promissory note to one of our shareholders for $500,000 (“Convertible Note”).  The Convertible Note is due in one year, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Convertible Note has a mandatory conversion feature by which it will automatically convert to shares of the our common stock immediately before the closing of a transaction or series of transactions in which the Registrant sells equity securities in an amount equal to or greater than $2,000,000 (“Next Equity Financing”). The holder of the Convertible Note will receive shares at a rate that represents discount of 15% to the price per share in the Next Equity Financing. In connection with the issuance of the Convertible Note, we also agreed that the holder will be entitled to a grant of warrants in an amount to be determined at the time of Next Equity Financing. The Convertible Note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

As of July 15, 2008, we have granted an aggregate total of 2,950,000 options to purchase shares of our common stock to several of our employees.  The options covered by each grant vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

The options have been granted as follows.  From May 9, 2008 to May 23, 2008, we granted an aggregate of 1,600,000 options with an exercise price of $1.00 per share to ten individuals.  From June 4, 2008 to June 16, 2008, we granted an aggregate of 650,000 options with an exercise price of $1.25 per share to four individuals.  On June 20, 2008, we granted 400,000 options with an exercise price of $1.49 per share to one individual. From June 25, 2008 to July 3, 2008, we granted 300,000 options with an exercise price of $1.35 per share to five individuals.

The options were granted in transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2008, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended April 30, 2008.

Results of Operations

For the Year Ended April 30, 2008 as compared to the year ended April 30, 2007.

Revenue. We realized revenues of $20,763 for the year ended April 30, 2008, in comparison to the $17,877 that we generated for the year ended April 30, 2007. We anticipate that we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Operating Expenses. For the year ended April 30, 2008, our operating expenses were $430,730, resulting in our loss from operations of $410,767. We also had other income of $1,392 for the year ended April 30, 2008. Therefore, our net loss for the year ended April 30, 2008, was $410,175 after $800 for provision of income taxes. This is in comparison to our operating expenses of $18,592 for the year ended April 30, 2007, where our loss from operations was $705. We also had other income of $30, such that our loss after provision for income taxes of $800 was $1,475.  We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating increased revenues after developing our business with the funds raised in our recent private offerings.

Liquidity and Capital Resources. Our total assets were $518,973 as of April 30, 2008, which consisted of cash of $295,934, prepaid expenses of $10,950, property and equipment with a net value of $18,434, and intangible assets of $107,321, represented by our domain names and other intellectual property owned, and deposits of $75,334 and $11,000, respectively. In conjunction with consummation of the Merger, we issued 1,000,000 shares of common stock sold pursuant to a private placement offering conducted in reliance on that exemption from the registration and prospectus delivery requirements as specified in Regulation S in exchange for cash of $890,000. On June 20, 2008, we sold 420,000 shares of our common stock to one investor in exchange for $420,000 or $1.00 per share.  On July 8, 2008, we issued an 8% mandatorily convertible promissory note for $500,000. The note is due July 8, 2009 if not yet converted.

Our current liabilities as of April 30, 2008, totaled $36,822. We had no other liabilities and no long-term commitments or contingencies at April 30, 2008.

During the year ended April 30, 2008, we incurred significant professional fees associated with the Merger. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity during the next twelve months and we may need to obtain funds to pay those expenses. Other than the anticipated increases in general and administrative expenses and legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Plan of Operation for the Next Twelve Months.  For the year ended April 30, 2008, we generated revenues of $20,763. To effectuate our business plan during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing the capabilities of our existing online forums. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We had cash of $295,934 as of April 30, 2008. On June 20, 2008, we sold 420,000 shares of our common stock to one investor in exchange for $420,000 or $1.00 per share.  On July 8, 2008, we issued an 8% mandatorily convertible promissory note for $500,000. The note is due July 8, 2009 if not yet converted. We estimate that our cash on hand subsequent to the offerings will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we believe we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in general and administrative expenses and the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We are not currently conducting any research and development activities, except for development of our CrowdGather platform, which we anticipate will cost approximately $150,000 over the next twelve months. We do not anticipate conducting any other research and development activities in the near future.

We do not anticipate that we will purchase or sell any significant equipment except for computer equipment and furniture which we anticipate will cost approximately $100,000 over the next twelve months.

We do not anticipate any significant changes in the number of employees unless we are able to significant increase the size of our operations. Our management believes that we do not require the services of independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at April 30, 2008.

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

CROWDGATHER, INC.

REPORT AND FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CrowdGather, Inc.

We have audited the accompanying balance sheets of CrowdGather, Inc. as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CrowdGather, Inc. as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the fiscal years then in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP
Irvine, California July 18, 2008

CROWDGATHER, INC.
BALANCE SHEETS
APRIL 30, 2008 AND 2007

ASSETS
	2008	2007
Current assets:
Cash	$295,934	$1,127
Prepaid expenses	10,950	-

Total current assets	306,884	1,127

Property and equipment, net of accumulated
depreciation of $6,025 and $4,101, respectively	18,434	1,099

Intangible assets	107,321	100
Deposit in escrow	75,334	-
Security deposit	11,000	-
Total assets	$518,973	$2,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2008	2007
Current liabilities:
Accounts payable and accrued expenses	$36,022	$-
Income taxes payable	800	-

Total current liabilities	36,822	-

Stockholders’ equity:

Common stock, $0.001 par value, 975,000,000 shares
authorized, 40,056,818 and 39,000,000 issued and
outstanding, respectively	40,057	39,000
Additional paid-in capital	888,943	-
Accumulated deficit	(446,849)	(36,674)

Total stockholders’ equity	482,151	2,326

Total liabilities and stockholder’s equity	$518,973	$2,326

See accompanying notes to financial statements.

CROWDGATHER, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007
	2008	2007

Revenue	$20,763	$17,887

Operating expenses	(430,730)	(18,592)

Loss from operations	(410,767)	(705)

Other income	1,392	30

Loss before provision for income taxes	(409,375)	(675)

Provision for income taxes	800	800

Net loss	$(410,175)	$(1,475)

Weighted average shares outstanding- basic and diluted	39,063,699	39,000,000

Net loss per share – basic and diluted	$(0.01)	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 30, 2006 (13:1 stock split retroactively restated)	39,000,000	$39,000	$-	$(35,199)	$3,801

Net (loss) for the year ended April 30, 2007	-	-	-	(1,475)	(1,475)

Balance, April 30, 2007	39,000,000	39,000	-	(36,674)	2,326

Shares issued for cash	1,000,000	1,000	889,000	-	890,000

Shares issued for merger	26,000,000	26,000	(26,000)	-	-

Shares cancelled at merger	(25,943,182)	(25,943)	25,943	-	-

Net (loss) for the year ended April 30, 2008	-	-	-	(410,175)	(410,175)

Balance, April 30, 2008	40,056,818	$40,057	$888,943	$(446,849)	$482,151

See accompanying notes to financial statements.

CROWDGATHER, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(410,175)	$(1,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,168	1,737
Changes in operating assets and liabilities:
Prepaid expenses	(10,950)	-
Security deposits	(11,000)	-
Accounts payable and accrued expenses	34,894	-
Income taxes payable	800	-

Net cash used in operating activities	(394,263)	262

Cash flows from investing activities:
Purchase of property and equipment	(19,260)	-
Purchase of intangible assets	(107,221)	-
Deposit in escrow	(75,334)

Net cash used in investing activities	(201,815)	-

Cash flows from financing activities:
Proceeds from related party notes	312,890	-
Payments on related party notes	(312,890)	(1,600)
Proceeds from the sale of common stock	890,000	-

Net cash provided by (used in) financing activities	890,000	(1,600)

Net increase (decrease) in cash	293,922	(1,338)

Cash, beginning of year	1,127	2,465

Cash, end of year	$295,934	$1,127

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (formerly WestCoast Golf Experiences, Inc., or “WestCoast”) (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005.

On April 2, 2008, the Company, General Mayhem LLC (“General”) and the Company’s wholly owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”, entered into an agreement and plan of merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (“the “Merger”) closed on April 8, 2008. The Merger resulted in General merging into the Acquisition Subsidiary, with the acquisition subsidiary surviving. Prior to the Merger, the Company effected a 13-for-1 stock split of its Shares. All share numbers presented in this filing have been adjusted to reflect the stock split. Each share of General was converted into and became one (1) Share, on a post-stock split basis, such that former members of General now hold 26,000,000, or approximately 64.9%, of the outstanding Shares. On April 8, 2008, pursuant to the Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast and Acquisition Subsidiary, the Acquisition Subsidiary merged with and into WestCoast, with WestCoast surviving. In connection with the latter merger, WestCoast changed its name to CrowdGather, Inc. (“CrowdGather”).

This entity also ceased. The Company is an internet company that specializes in developing and hosting forum based websites and is headquartered in Woodland Hills, California.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash and equivalents prepaid expense, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists.  As required by SFAS 142, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and accordingly, records the loss.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with SFAS 144 discussed below.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the years ended April 30, 2008 and 2007, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of April 30, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Revenue Recognition

Revenues are to be recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when (a) persuasive evidence of an arrangement exists, (b) the services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

SFAS No. 157 – In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

SFAS No. 158 – In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The adoption of this standard did not a have a material impact on the company’s financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 159 – In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for sale and trading securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  We plan to adopt SFAS 159 effective June 1, 2008.  We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141 Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the potential effect of SFAS 160 on its financial statements.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.   The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $410,175 for the fiscal year ended April 30, 2008 and additional debt or equity financing will be required by the Company to fund its activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.     INTANGIBLE ASSETS

The Company purchased website domain names for cash in the amount of $107,221and $100 during the years ended April 30, 2008 and 2007, respectively.  Management has determined that there was no impairment of long-lived assets at April 30, 2008 and 2007.

4.     ACCRUED EXPENSES

Accrued Wages and Compensated Absences

As of 2007 the Company had no employee. The Company acquired three employees, they do not accrue for expense; and as such, there is no accrual for wages or compensated absences as of April 30, 2008.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

5.     STOCKHOLDERS’ EQUITY

During March 2008, the Company effected a 13-for-1 stock split of its Shares. All share numbers presented in this filing have been adjusted to reflect the stock split.

During April 2008, in conjunction with the Merger Agreement, a major shareholder cancelled 25,943,182 shares of its common stock and the Company issued 26,000,000 shares of its common stock the former members of General.

During April 2008, the Company issued 1,000,000 of its common stock in connection with a subscription agreement and received $890,000 cash.

6.     PROVISION FOR INCOME TAXES

As of April 30, 2008, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of April 30, 2008, the Company had federal and state net operating loss carry forwards of approximately ($447,000), which can be used to offset future federal and state income tax. The federal and state net operating loss carry forwards expire at various dates through 2028. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, utilization is not likely to be realized. The following is a summary of the provision for income taxes at April 30:

	2008	2007
Federal net operating loss (@ 34% and 15% respectively)	$139,500	$5,500
State net operating loss (@ 8.84%)	36,250	3,250
Less: valuation allowance	(175,750)	(8,750)
Minimum state franchise tax	800	800
	$800	$800

7.     RELATED PARTY TRANSACTIONS

The Company periodically receives cash advances from its majority stockholder for the payment of various expenses.  These cash advances bear no interest, are due upon demand, and are to be repaid as cash becomes available.  In lieu of repayment, the majority stockholder may request the Company to consider the advances as additional paid in capital.

During March 2008, a former member of General, Typhoon Capital, purchased various strategic websites and domain names on behalf of the company in exchange for a promissory note payable in the amount of $94,020. This note was due in 2 years and accrued interest at the rate of 10% beginning in May 2008.  The note was paid in full during April 2008.

In addition, a former member of General also advanced $300,000 in cash to the Company and made a payment in the amount of $6,000 to a vendor of the Company.  As a result, the Company issued a promissory note payable in the amount of $306,000.  The note was due in 2 years and accrued interest at the rate of 10% beginning in May 2008.  The note was paid in full during April 2008.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

8.     SUBSEQUENT EVENTS

On May 7, 2008, the Company's deposit in escrow in the amount of $75,334 was returned to the Company following the recession of its purchase of a web site domain intangible asset.

On May 9, 2008 the Board of Directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value. The aggregate number of shares of common stock authorized for issuance under the Plan is 12,000,000. The maximum aggregate number of shares that may be granted under the Plan in any one year is 1,000,000. The Plan will terminate in 2018, unless all shares available for issuance have been issued, the Plan is earlier terminated by the Board, or the Plan is extended by an amendment approved by the Company's stockholders.

On May 27, 2008, the Company entered into and closed a Websites and Domain Name Acquisition and Transfer Agreement with Yusuf Mullan to acquire certain websites and domain names for $170,000.  This purchase included software, data and programming code, user lists, databases, domain names and name registrations, goodwill, and the rights to enforce future infringement.  The websites ngemu.com and pcs.net were purchased along with the domain names: aldostools.com, ngemu.com, emuforums.com, psxemu.com, and pcsx.net.

On June 20, 2008, the Company sold 420,000 shares of its common stock to one investor in exchange for $420,000 or $1.00 per share.

On July 8, 2008, the Company issued an 8% mandatorily convertible promissory note for $500,000. The note is due July 8, 2009 if not yet converted.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

With the Closing of the Merger described above, we dismissed Dale Matheson Carr-Hilton Labonte, LLP (“Dale Matheson”) as our principal accountant effective on such date, and we appointed Mendoza Berger & Company, LLP (“Mendoza”) as our new principal accountant.  Dale Matheson’s report on our financial statements for fiscal years 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2006 and 2007, and the subsequent interim period through Closing, there were no disagreements with Dale Matheson on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of  Dale Matheson, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

We engaged Mendoza as our new independent accountant as of Closing.  During fiscal years 2006 and 2007, and the subsequent interim period through Closing, we nor anyone on our behalf engaged Mendoza regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of April 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were not effective. As described below under management's report on internal control over financial reporting.

Item 8A(T). Controls and Procedures.

(a) Management's annual report on internal control over financial reporting.

Sanjay Sabnani, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Sanjay Sabnani, our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, Mr. Sabnani believes that, as of April 30, 2008, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.  Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

(b) Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	38	CEO, President, Secretary, Chief Financial Officer, Treasurer and Director
Gaurav Singh	31	Vice President for Operations and Finance
Fernando Munoz	49	Vice President for Technology
Zoe Myerson	55	Vice President of World-wide Sales

Sanjay Sabnani. Sanjay Sabnani was appointed as Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer of WestCoast on April 2, 2008 and became our sole director shortly thereafter. Mr. Sabnani founded General Mayhem, LLC in May 2004. While building General Mayhem, LLC’s operations and network communities Mr. Sabnani has served senior executive roles in several public companies including: EVP Strategic Development at Hythiam, Inc. (NASDAQ:HYTM) from April 2004 to December 2007; and President and Director at Venture Catalyst, Inc. (NASDAQ:VCAT), from July 1999  to November 2000, Mr. Sabnani assisted in raising over $200 million in public equity financing for these companies, and served as the chief strategist and communicator for these businesses during his tenure with each. In addition, Mr. Sabnani has served as Chairman of the Board of two distinguished non-profits: Artwallah (arts festival); and TiE SoCal (venture capital networking).Mr. Sabnani was also the founder of another California charity, EndDependence (scholarships for addiction treatment).Mr. Sabnani received his BA in English Literature from UCLA in 1999.  Mr. Sabnani is not an officer or director of any other reporting company.

Gaurav Singh. Mr. Singh, 31, began working with us in April 2008 and was appointed to his current position as Vice President of Operations and Finance in June 2008.  Prior to that, Mr. Singh was the director of finance for MD Synergy LLC from 2007 to 2008; from 2002 to 2006, he was controller, and then administrator for Specialty Surgical Center. Mr. Singh holds a masters degree in business administration from the Anderson School at UCLA, earned in 2002, and a bachelor’s degree in business studies from the Delhi University, earned in 1997. Mr. Singh is not an officer or director of any other reporting company.  Mr. Singh will receive a salary of $140,000 annually.  He owns 200,000 shares of our common stock upon joining us, and options to purchase 400,000 shares of our common stock at $1.00 per share.

Fernando Munoz. Mr. Munoz, 49, was appointed as our Vice President for Technology in June 2008.  Mr. Munoz is a seasoned Information Systems Engineer with more than 20 years’ experience in the computer sciences field.  Before moving to the United States in 1990, Munoz co-founded and served as CTO at Vecom Computacion Ltda. In 1999, Mr. Munoz became the Vice President of Digital Media with Lionsgate Entertainment, implementing the first industry digital assets management system.  In 2004, Mr. Munoz went on to co-found the Digital Agency Group Inc. which focused on Internet marketing for major Los Angeles film studios, where he remained until 2007.  Since that time Mr. Munoz has served as a technology consultant for Corning Inc., Price Pfister Inc., Wedding Solutions and IBM. Mr. Munoz was awarded a bachelors in system engineering from the Universidad Santa Maria, and in 1985, was awarded a liberal arts degree.   Mr. Munoz is not an officer or director of any other reporting company. Mr. Munoz is expected to receive an annual salary of $145,000.  In May 2008, he was granted the option to purchase 400,000 shares of our common stock at $1.00 per share.

Zoe Myerson. Ms. Myerson, 55 was appointed as our Vice President of Worldwide Sales. From 2006 to the present, Ms. Myerson served as the director of recruiting West Coast for DRS Recruiting. Her career in sales and marketing for a variety of dynamic enterprises spans over twenty-five years.  Most recently, from 2005 to 2006, she was the director of sales for 411 Web Interactive; from 2003 to 2005, she was vice president for sales for Chief Executive Magazine; from 2001 to 2003, she was vice president for sales for Voice Web Corporation. Ms. Myerson has received specialized education in sales, sales training and in marketing.  In 1974, Ms. Myerson earned her bachelors degree in graphic design and psychology from American University. Ms. Myerson is not an officer or director of any other reporting company.  Ms. Myerson is expected to receive an annual salary of $160,000.  On June 11, 2008, Ms. Myerson was granted options to purchase 400,000 shares of our common stock at $1.25 per share.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Sanjay Sabnani’s term of office expires on April 2, 2009. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, directors receive no compensation.

There is no family relationship between any of our officers or directors.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Committees. Our Board of Directors does not have an Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee because, due to the Board’s composition and our relatively limited operations, we are able to effectively manage the issues normally considered by such committees. Our new Board of Directors may undertake a review of the need for these committees.

Security holders may send communications to our Board of Directors by writing to 20300 Ventura Blvd. Suite 330, Woodland Hills, CA 91364, attention Board of Directors.

Audit Committee and Financial Expert. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations. During the fiscal year ended April 30, 2008, we did not have an audit committee financial expert because the cost related to retaining a financial expert was prohibitive. Further, because of the size of our operations, we believe the services of a financial expert are not warranted.

During the next six to twelve months, we hope to establish an audit committee, which will be responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. We will adopt an audit committee charter when we establish the audit committee.

Code of Ethics. We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively. The Code is filed as Exhibit 14 to our Report on Form 8-K filed on July 23, 2008. A written copy of the Code will be available on our website at www.crowdgather.com.

Item 10. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the years ending April 30, 2008 and 2007.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other ompensation $	Total $

Sanjay Sabnani President, Secretary, CFO	2008	13,846	0	0	0	0	0	0	0

Suzanne Fischer, Former Officer	2008	0	0	0	0	0	0	50,000(1)	0

Roger Arnet, Former Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Tyler Halls, Former Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
(1) Onetime payment to Suzanne Fischer in connection with her service as our officer.

The following officers currently receive the following salary for their respective positions with the Company:

1.	Sanjay Sabnani will receive an annual salary of $180,000.
2.	Gaurav Singh will receive an annual salary of $140,000.
3.	Fernando Munoz will receive an annual salary of $145,000.
4.	Zoe Myerson will receive an annual salary of $160,000.

Stock Options/SAR Grants.

On May 9, 2008 our Board of Directors adopted the CrowdGather, Inc. 2008 Stock Option Plan (“Plan”) as described herein.  On that same date, the Board of Directors granted the 400,000 options with an exercise price of $1.00 per share to Gaurav Singh and 400,000 options with an exercise price of $1.00 per share to Fernando Munoz. On June 11, 2008, Board of Directors granted 400,000 options with an exercise price of $1.25 per share to Zoe Myerson. On June 20, 2008, the Board of Directors granted 400,000 options with an exercise price of $1.49 per share to Sanjay Sabnani. All of the options covered by each grant vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

Long-Term Incentive Plans. As of April 30, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement), except as follows:

1.
If terminated without Good Cause (as defined below), Gaurav Singh is entitled to one month of severance pay equal to one month of his base salary during the first six months of employment and severance pay equal to three months of his base salary if terminated after six months of employment.

2.
If terminated without Good Cause, Fernando Munoz is entitled to one month of severance pay equal to one month of his base salary during the first six months of employment and severance pay equal to three months of his base salary if terminated after six months of employment.

3.
If terminated without Good Cause, Zoe Myerson is entitled to one month of severance pay equal to one month of her base salary during the first six months of employment, severance pay equal to three months of her base salary if terminated after six months of employment and severance pay equal to six months of her base salary if terminated after twelve months of employment.

For all of the above, a termination shall be for “Good Cause” if the officer, in the subjective good faith opinion of the Company, shall

1.	Commit and act of fraud, moral turpitude, misappropriation of funds or embezzlement;
2.	Breach his/her fiduciary duty to the Company, including, but not limited to, acts of self-dealing (whether or not for personal profit);
3.	Materially breach this agreement , the Confidentiality Agreement, or the Company’s written Codes of Ethics as adopted by the Board of Directors;
4.	Willful, reckless or grossly negligent violation of any applicable state or federal law or regulation; or
5.
Fail to or refuse (whether willful, reckless or negligent) to substantially perform the responsibilities and duties specified herein (other than a failure caused by temporary disability); provided, however, that no termination shall occur on that basis unless the Company first provides his/her with written notice to cure; the notice to cure shall reasonably specify the acts or omissions that constitute his/her failure or refusal to perform his/her duties, and he/she shall have reasonable opportunity (not to exceed 10 days after the date of notice to cure) to correct his/her failure or refusal to perform his/her duties; termination shall be effective as of the date of written notice to cure.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended April 30, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested

Sanjay Sabnani President, Secretary, CFO, Principal Accounting Officer	0	0	0	0	0	0	0	0	0

Suzanne Fischer, former officer	0	0	0	0	0	0	0	0	0

Roger Arnet, former officer	0	0	0	0	0	0	0	0	0

Tyler Halls, former officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Sanjay Sabnani, director	0	0	0	0	0	0	0

Suzanne Fischer, former director	0	0	0	0	0	0	0

Roger Arnet, former director	0	0	0	0	0	0	0

Tyler Halls, former director	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 22, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)

Common Stock	Sanjay Sabnani 19069 Braemore Road Northridge, California 91326	22,110,550 shares (1) CEO, President, Secretary, CFO, Treasurer and director	54.6%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	21,210,550 shares	52.4%
Common Stock	Vinay Holdings (4) P.O. Box 983 Victoria, Mahe, Republic of Seychelles	2,664,450 shares Beneficial Owner	6.58%
Common Stock	Gaurav Singh c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	200,000 shares held Vice President of Operations and Finance	0.5%
Common Stock	Fernando Munoz c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	No shares held Vice President for Technology	0.0%
Common Stock	Zoe Myerson c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	No shares held Vice President of World-wide Sales	0.0%
Common Stock	All directors and named executive officers as a group	22,310,550 shares	55.1%
(1)
Includes those 21,210,550 shares, which are held by Typhoon Capital Consultants, LLC, of which Sanjay Sabnani is the beneficial owner, and 900,000 shares held by Sabnani Children Income Trust, of which Sanjay Sabnani may be deemed to have beneficial ownership due to his spouse's role as sole trustee for this trust. Sabnani disclaims beneficial ownership of those 900,000 shares, except as to his pecuniary interest therein.

(2)	Sanjay Sabnani holds voting and dispositive power over the shares of Typhoon Capital Consultants, LLC.
(3)	Based on 40,476,818 common shares issued and outstanding as of July 22, 2008.
(4)	Parshotam Shambhunath Vaswani holds voting and dispositive power over the shares of Vinay Holdings, Ltd.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

Upon the closing of the Merger , Roger Arnet, our  former officer, director and principal shareholder sold 56,818 of his shares in a private transaction and agreed to cancel the balance of his interest in us  in exchange for certain computer related assets of our previous business operations that were valued at approximately $670.

In March 2008, Typhoon Capital, the principal member of General, purchased various strategic websites and domain names on behalf of General in exchange for a promissory note payable in the amount of $94,020. This note is due in 2 years and accrues interest at the rate of 10% beginning in May 2008.

In addition, Typhoon Capital also advanced $300,000 in cash to General and made a payment in the amount of $6,000 to a vendor of General.  As a result, General issued a promissory note payable in the amount of $306,000.  The note is due in 2 years and accrues interest at the rate of 10% beginning in May 2008.

In March 2008, Typhoon Capital transferred a total of 8.2% membership interest in General. 3.5% membership interest was transferred into a trust for parties related to the member, and 4.7% was transferred to non-related parties.

On July 8, 2008, we issued a convertible promissory note to one of our shareholders for $500,000 (“Convertible Note”).  The Convertible Note is due in one year, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Convertible Note has a mandatory conversion feature by which it will automatically convert to shares of the our common stock immediately before the closing of a transaction or series of transactions in which the Registrant sells equity securities in an amount equal to or greater than $2,000,000 (“Next Equity Financing”). The holder of the Convertible Note will receive shares at a rate that represents discount of 15% to the price per share in the Next Equity Financing. In connection with the issuance of the Convertible Note, we also agreed that the holder will be entitled to a grant of warrants in an amount to be determined at the time of Next Equity Financing.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger by and among WestCoast Golf Experiences, Inc., General Mayhem LLC and General Mayhem Acquisition Corp., dated April 2, 2008
2.2*
Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast Golf Experiences, Inc., a Nevada corporation and General Mayhem Acquisition Corp., a Nevada corporation.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of WestCoast’s Registration Statement on Form SB-2 filed on June 20, 2005
3.2*	Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008
3.3*	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008
3.4	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of WestCoast’s Registration Statement on Form SB-2 filed on June 20, 2005
4.1*	Form of Subscription Agreement
10.1*	Cancellation Agreement, by and between the Company and Roger Arnet, dated as of April 1, 2008
10.2**	2008 Stock Option Plan
10.3**	Website and Domain Name Acquisition Agreement
10.4***	Convertible Promissory Note
14	Code of Ethics****
31	Section 302 Certification by Chief Executive Officer and Chief Financial Officer
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
*           Incorporated by reference to our Report on Form 8-K filed on April 8, 2008.
**           Incorporated by reference to our Report on Form 8-K filed on June 24, 2008.
***           Incorporated by reference to our Report on Form 8-K filed on July 11, 2008.
****           Incorporated by reference to our Report on Form 8-K filed on July 23, 2008.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $28,141 and $7,900, respectively.

Audit-Related Fees. For the fiscal year ended April 30, 2008, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended April 30, 2008 and April 30, 2007, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,575 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Henderson, Nevada, on July 29, 2008.

CrowdGather, Inc. a Nevada corporation

By:	/s/ Sanjay Sabnani
Sanjay Sabnani

Its:	Principal executive officer President, CEO and director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Sanjay Sabnani	July 29, 2008
Its:	Sanjay Sabnani Director