Form 10-Q
period 2008-07-31
CrowdGather, Inc.
filed 2008-09-15
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to

Commission File Number: 000-52143

CrowdGather, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0517966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20300 Ventura Blvd. Suite 330, Woodland Hills, California 91364
(Address of principal executive offices)

(818) 435-2472
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of September 12, 2008, there were 40,494,818 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CROWDGATHER, INC.
BALANCE SHEETS

ASSETS
	July 31, 2008	April 30, 2008
	(Unaudited)
Current assets
Cash	$431,208	$295,934
Prepaid expenses	13,971	10,950
Other receivables	1,500	-

Total current assets	446,679	306,884

Property and equipment, net of accumulated
depreciation of $7,472 and $6,025, respectively	46,914	18,434

Intangible assets	579,592	107,321
Deposit in escrow	-	75,334
Security deposit	12,647	11,000

Total assets	$1,085,832	$518,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	58,963		36,022
Accrued interest	$2,500	$
Income taxes payable	800		800

Total current liabilities	62,263		36,822

Convertible note payable	500,000		-

Stockholders’ equity
Common stock, $0.001 par value, 975,000,000 shares authorized,
40,494,818 and 40,056,818 issued and outstanding, respectively	40,495		40,057
Additional paid-in capital	1,481,805		888,943
Stock issuance obligation	7,500		---
Accumulated deficit	(1,006,231)		(446,849)

Total stockholders’ equity	523,569		482,151

Total liabilities and stockholder’s equity	$1,085,832		$518,973

See accompanying notes to financial statements

CROWDGATHER, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
UNAUDITED

	2008	2007

Revenue	$9,636		$9,919

Operating expenses	(566,377)		(8,873)

Loss from operations	(556,741)		1,046

Other income (expense), net	(1,841)		-

Net income (loss) before provision for income taxes	(558,582)		1,046

Provision for income taxes	800		800

Net income (loss)	$(559,382)		$246

Weighted average shares outstanding – basic	40,247,318		39,000,000

Net loss per share – basic	$(0.01)	$	---

See accompanying notes to financial statements

CROWDGATHER, INC.
 STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
UNAUDITED
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(559,382)	$246
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,447	-
Accrued compensation cost	140,000	-
Stock to be issued for services	7,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,022)	(200)
Other receivable	(1,500)	-
Security deposits	(1,647)	-
Accounts payable and accrued expenses	25,441	-

Net cash provided by (used in) operating activities	(391,163)	46
Cash flows from investing activities:
Purchase of property and equipment	(29,927)	-
Deposit in escrow	75,334	-
Purchase of intangible assets	(438,970)	-

Net cash used in investing activities	(393,563)	-
Cash flows from financing activities:
Proceeds from the sale of common stock	420,000	-
Proceeds from issuance debt	500,000	-

Net cash provided by financing activities	920,000	-
Net increase in cash	135,274	46
Cash, beginning of period	295,934	1,127
Cash, end of period	$431,208	$1,173

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions:
Issuance of common stock for intangible assets	$33,300	$-

See accompanying notes to financial statements

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGrather, Inc. (formerly WestCoast Golf Experiences, Inc., or “WestCoast”)(the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005.

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

The Company is an internet company that specializes in developing and hosting forum based websites and is headquartered in Northridge, California.

Basis of Presentation

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company's report on Form 10-KSB for the fiscal year ended April 30, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal year ended April 30, 2008 included in the Company's annual report on Form 10-KSB.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash and equivalents prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income (Loss)
The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the period ended for the three months ended July 31, 2008, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

Basic and Diluted Loss Per Share
In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of for the three months ended July 31, 2008, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

1 -  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation

The Company accounts for employee stock option grants in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Recent Accounting Pronouncements

SFAS No. 157 – In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The adoption of this standard did not have a material impact on the Company’s financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SFAS No. 159 – In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for sale and trading securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The adoption of this standard did not have a material impact on the Company’s financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SFAS No. 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 will not have a material effect on the financial statements because the Company has utilized the guidance within SAS 69.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 163 – In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS No. 163 will not have a material effect on the financial statements.

2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $559,382 for the three months ended July 31, 2008 and additional debt or equity financing will be required by the Company to fund its activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3 - INTANGIBLE ASSETS

The Company purchased website domain names for cash and stock in the amount of $472,271 during the three months ended July 31, 2008.  The Company has purchased a total of $579,952 website domain names for cash and stock. Management has determined that there was no impairment of long-lived assets at for the three months ended July 31, 2008.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

4 - CONVERTIBLE NOTE PAYABLE

On July 8, 2008, the Company issued a convertible promissory note to one of its shareholders for $500,000 (“Convertible Note”).  The Convertible Note is due in one year, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The Convertible Note has a mandatory conversion feature by which it will automatically convert to shares of the Company’s common stock immediately before the closing of a transaction or series of transactions in which the Company sells equity securities in an amount equal to or greater than $2,000,000 (“Next Equity Financing”). The holder of the Convertible Note will receive shares at a rate that represents discount of 15% to the price per share in the Next Equity Financing. In connection with the issuance of the Convertible Note, the Company also agreed that the holder will be entitled to a grant of warrants in an amount to be determined at the time of Next Equity Financing. The Convertible Note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

5 - STOCKHOLDERS’ EQUITY

During March 2008, the Company effected a 13-for-1 stock split of its Shares. All share numbers presented in this filing have been adjusted to reflect the stock split.

During April 2008, in conjunction with the Merger Agreement, a major shareholder cancelled 25,943,182 shares of its common stock and the Company issued 26,000,000 shares of its common stock the former members of General.

During April 2008, the Company issued 1,000,000 shares of its common stock in connection with a subscription agreement and received $890,000 cash.

On June 20, 2008, the Company sold 420,000 shares of its common stock to one investor in exchange for $420,000 or $1.00 per share.

On July 14, 2008, the Company issued 18,000 shares of its common stock for the purchase of intangible asset (www.zealot.com).

On May 9, 2008 the Board of Directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008
UNAUDITED

5. - STOCKHOLDERS’ EQUITY (Continued)

During the three months ended July 31, 2008, the Company issued 2,950,000 of stock options, exercisable at various dates through August 2012 and for various prices ranging from $1.00 - $1.49, into 2,950,000 shares of the Company’s common stock to employees and consultants pursuant to its 2008 Stock Option Plan.  The accrued compensation cost for the period was $140,000 and has been included in general and administrative expense accordingly.

On July 1, 2008, the Company entered into a Consulting and Advisory Agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $3,000 and 5,000 shares of its restricted common stock per month.  The advisory agreement is for three months and expires September 30, 2008.  For the three months ended July 31, 2008, the Company has paid the $3,000 fee and has yet to issue the 5,000 shares of restricted common stock for services rendered.

6. - PROVISION FOR INCOME TAXES

For the three months ended July 31, 2008, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

Item 2.  Plan of Operation

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended July 31, 2008.

Overview.   We are an Internet company that specializes in monetizing a network of online forums and message boards designed to engage, provide information to and build community around users. We are in the process of building what we hope will become one of the largest social, advertising, and user generated content networks by consolidating  existing groups of online users that post on message boards and forums. Our goal is to create the world's best user experience for forum communities, and world class service offerings for forum owners. We believe that the communities built around message boards and forums are the one of the most dynamic sources of information available on the web because forums are active communities built around interest and information exchange around specific topics.

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

Our Community of Online Forums

Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations, and commerce.  Some of our representative properties include:

Forum Name	Target Community/Discussion Topic
ZuneBoards.com	Microsoft Zune Community
Ngemu.com	Software emulators
ABXZone.com	Computer help
GenMay.com	Off-topic and humor
MotorcycleForum.com	Motorcycles and Scooters
AquaticPlantCentral.com	Aquascapes
IronMass.com	Bodybuilding
Tech-gfx.net	Graphic design
VistaBabble.com	Microsoft Vista discussion
Fashion-Forums.org	Fashion
DemocracyForums.com	Politics
Eternal-Allegiance.com	Celebrities and their fans
FoodForums.com	Food and dining
ActorsForum.com	Acting and theater arts
Pocketbikeplanet.com	Mini-bike owner society
Clubxb.com	Scion xB owner community
Freepowerboards.com	Free forum hosting
Zealot.com	Hobby enthusiast forum

We believe the CrowdGather Network currently represents an aggregate of approximately 16 million monthly page views, 1.5 million monthly unique visitors, and 1.7 million discussions comprising over 40.5 million individual replies. Additionally, approximately 2.9 million users have registered on CrowdGather Network sites to date.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

Liquidity and Capital Resources. Our total assets were $1,085,832 as of July 31, 2008. We had total current assets of $446,679, which was comprised of cash of $431,208, prepaid expenses of $13,971, and other receivables of $1,500. We also had property and equipment with a net value of $46,914, and intangible assets of $579,592, represented by our domain names and other intellectual property owned, and a security deposit of $12,647.

In conjunction with consummation of the Merger, we issued 1,000,000 shares of common stock sold pursuant to a private placement offering conducted in reliance on that exemption from the registration and prospectus delivery requirements as specified in Regulation S in exchange for cash of $890,000. On June 20, 2008, we sold 420,000 shares of our common stock to one investor in exchange for $420,000 or $1.00 per share. On July 8, 2008, we issued an 8% mandatorily convertible promissory note for $500,000. The note is due July 8, 2009 if not yet converted. On July 14, 2008, the Company issued 18,000 shares of its common stock for the purchase of an intangible asset (www.zealot.com). On July 1, 2008, the Company entered into a Consulting and Advisory Agreement with a third party wherein the Company is required to compensate the advisory firm a non-refundable fee of $3,000 and 5,000 shares of its restricted common stock per month. The advisory agreement is for three months and expires September 30, 2008. For the three months ended July 31, 2008, the Company has paid the $3,000 fee and has yet to issue the 5,000 shares of restricted common stock for services rendered.

Our current liabilities as of July 31, 2008, totaled $62,263, consisting of $58,963 in accounts payable and accrued expense, $2,500 in accrued interest and $800 in income taxes payable. We also had $500,000 represented by an 8% mandatorily redeemable convertible note payable. We had no other liabilities and no long-term commitments or contingencies at July 31, 2008.

During the three months ended July 31, 2008, we have purchased certain website domain names for cash and stock in the amount of $472,271, and since the Merger, have spent a cumulative total of $579,952 in cash and stock for such acquisitions.

During the three month period ended July 31, 2008, we incurred significant professional fees associated with being a public company. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity during the next twelve months and we may need to obtain funds to pay those expenses. Other than the anticipated increases in general and administrative expenses and legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended July 31, 2008.

Results of Operations

For the Three month period ended July 31, 2008 as compared to the three month period ended July 31, 2007.

Revenue. We realized revenues of $9,636 for the three month period ended July 31, 2008, in comparison to the $9,919 that we generated for the three month period ended July 31, 2007. We anticipate that as we operate our new business and expand our holdings of websites and domain names, we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Operating Expenses. For the three month period ended July 31, 2008, our operating expenses were $566,377, resulting in our loss from operations of $556,741. We also had other expense of $1,841 for the three month period ended July 31, 2008. Therefore, our net loss for the three month period ended July 31, 2008, was $559,382, after $800 for provision of income taxes. This is in comparison to our operating expenses of $8,873 for the three month period ended July 31, 2007, where our income from operations was $1,046; our income after provision for income taxes of $800 was $246.  We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating increased revenues operating our new business and after expanding operations utilizing the funds raised in our recent private offerings.

Plan of Operation for the Next Twelve Months.  For the three month period ended July 31, 2008, we generated revenues of $9,636.  To effectuate our business plan during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing the capabilities of our existing online forums. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We had cash of $431,208 as of July 31, 2008. On June 20, 2008, we sold 420,000 shares of our common stock to one investor in exchange for $420,000 or $1.00 per share.  On July 8, 2008, we issued an 8% mandatorily convertible promissory note for $500,000. The note is due July 8, 2009 if not yet converted. We estimate that our cash on hand subsequent to the offerings will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we believe we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in general and administrative expenses and the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at July 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of July 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of July 31, 2008, we have granted an aggregate total of 2,950,000 options to purchase shares of our common stock to several of our employees.  The options covered by each grant vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

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

Subsequent to the period covered by this report, we granted 50,000 options on August 8, 2008 with an exercise price of $1.50 share to one individual, and on September 8, 2008, we granted 50,000 options with an exercise price of $1.46 per share to a second individual.

The options were granted in transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

On September 12, 2008, we closed a Website and Domain Name Acquisition Agreement with Chris Davis to acquire the assets associated with www.freepowerboards.com in exchange for $15,500 in cash. The Company paid $12,500 of the Purchase Price on the Closing Date and the balance of 3,000 is payable in three (3) equal consecutive monthly installments, the first payment thereunder being due and payable thirty (30) days after the Closing Date and the remaining payments being due and payable on the next two (2) monthly anniversaries of the first payment.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

September 15, 2008	By:	/s/ Sanjay Sabnani
	Its:	Principal Executive Officer, Chief Financial Officer President, Secretary, Director