Form 10-Q
period 2008-10-31
CrowdGather, Inc.
filed 2008-12-15
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of December 12, 2008, there were 40,669,818 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CROWDGATHER, INC.
BALANCE SHEETS

	October 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$198,920	$295,934
Prepaid expenses	5,461	10,950

Total current assets	204,381	306,884

Property and equipment, net of accumulated
depreciation of $12,390 and $6,025, respectively	85,364	18,434

Intangible assets	606,610	107,321
Deposit in escrow	2,500	75,334
Security deposit	12,647	11,000

Total assets	$911,502	$518,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$23,292	$36,022
Accrued interest	14,167	-
Income taxes payable	800	800

Total current liabilities	38,259	36,822

Convertible notes payable	870,000

Stockholders’ equity
Common stock, $0.001 par value, 975,000,000 shares
authorized, 40,509,818 and 40,056,818 issued and
outstanding, respectively	40,510	40,057
Additional paid-in capital	1,661,290	888,943
Stock issuance obligation	66,928	-
Accumulated deficit	(1,765,485)	(446,849)

Total stockholders’ equity	3,243	482,151

Total liabilities and stockholder’s equity	$911,502	$518,973

See accompanying notes to financial statements

CROWDGATHER, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
UNAUDITED

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Revenue	$20,625	$4,479	$30,261	$14,398

Operating expenses	(768,783)	(5,065)	(1,335,160)	(13,939)

Loss from operations	(748,158)	(586)	(1,304,899)	459

Other income (expense):

Interest income	571	-	1,230	-

Interest expense	(11,667)	-	(14,167)	-

Other income (expense), net	(11,096)	-	(12,937)	-

Net income (loss) before provision for income taxes	(759,254)	(586)	(1,317,836)	459

Provision for income taxes	-	-	800	800

Net loss	$(759,254)	$(586)	$(1,318,636)	$(341)

Weighted average shares outstanding – basic and dilutive	40,509,655	39,000,000	40,378,486	39,000,000

Net loss per share – basic and dilutive	$(0.02)	$-	$(0.03)	$-

See accompanying notes to financial statements

CROWDGATHER, INC.
 STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
UNAUDITED

	2008	2007
Cash flows from operating activities:
Net loss	$(1,318,636)	$(341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,365	-
Stock based compensation	312,000	-
Stock issued for services	74,428	-
Changes in operating assets and liabilities:
Prepaid expenses	5,489	(199)
Security deposits	(1,647)	-
Accounts payable and accrued expenses	1,437	-
Net cash provided by (used in) operating activities	(920,564)	(540)

Cash flows from investing activities:
Purchase of property and equipment	(73,295)	-
Deposit in escrow	72,834	-
Purchase of intangible assets	(465,989)	-

Net cash used in investing activities	(466,450)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	420,000	-
Proceeds from issuance of debt	870,000	-

Net cash provided by financing activities	1,290,000	-

Net increase (decrease) in cash	(97,014)	(540)
Cash, beginning of period	295,934	1,127
Cash, end of period	$198,920	$587

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions:
Issuance of common stock for intangible assets	$33,300	$-

See accompanying notes to financial statements

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. is an internet company that specializes in developing and hosting forum based websites and is headquartered in Woodland Hills, California.

CrowdGrather, Inc. (formerly WestCoast Golf Experiences, Inc., or “WestCoast”) (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005.

On April 2, 2008, the Company, General Mayhem LLC (“General”) and the Company’s wholly owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (“the “Merger”) closed on April 8, 2008. The Merger resulted in General merging into the Acquisition Subsidiary, with the Acquisition Subsidiary surviving. Prior to the Merger, the Company effected a 13-for-1 stock split of its Shares. All share numbers presented in the accompanying financial statements have been adjusted to reflect the stock split. Each share of General was converted into and became one (1) share, on a post-stock split basis, such that former members of General now hold 26,000,000, or approximately 64.9%, of the outstanding shares of the Company. On April 8, 2008, pursuant to the Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast and Acquisition Subsidiary, the Acquisition Subsidiary merged with and into WestCoast, with WestCoast surviving. In connection with the latter merger, WestCoast changed its name to CrowdGather, Inc.

Basis of Presentation

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company's report on Form 10-KSB for the fiscal year ended April 30, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal year ended April 30, 2008 included in the Company's annual report on Form 10-KSB.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists.  As required by SFAS 142, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of its indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and, accordingly, records the loss.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with SFAS 144 discussed below.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  For the six months ended October 31, 2008, the Company had $870,000 of convertible debt that could be converted into 580,000 shares of the Company’s common stock and approximately 315,000 of vested stock options that could be converted into approximately 275,000 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues are recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when (a) persuasive evidence of an arrangement exists, (b) the services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured.

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

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB Staff Position No. APB 14-1 – In May, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its results of operations or financial position.

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This Statement replaces SFAS No. 141 Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   The impact that the adoption of SFAS 141(R) will have on our financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 162 – In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the Company’s financial statements because the Company has utilized the guidance within SAS 69.

EITF 07-5 – In June 2008, the FASB issued EITF 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (EITF 07-5).  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

2.	GOING CONCERN

The Company has incurred a net loss of $1,318,636 for the six months ended October 31, 2008 and has an accumulated deficit of $1,765,485 as of October 31, 2008, and additional debt or equity financing will be required by the Company to fund its activities and to support its operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.     INTANGIBLE ASSETS

The Company purchased online forums, message boards and domain names for cash and stock in the amount of $499,289 during the six months ended October 31, 2008 and a total of $606,610 since inception. These assets have been determined to have indefinite lives.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of October 31, 2008, the Company does not believe any impairment of intangible assets has occurred.

4.     CONVERTIBLE NOTES PAYABLE

Agreement #1

On July 8, 2008, the Company issued a convertible promissory note to one of its shareholders for $500,000 (“Convertible Note”).  The convertible note is due in one year and bears interest at an annual rate of 8%.  The convertible note has a mandatory conversion feature by which it will automatically convert to shares of the Company’s common stock immediately before the closing of a transaction or series of transactions in which the Company sells equity securities in an amount equal to or greater than $2,000,000 (“Next Equity Financing”). The holder of the convertible note will receive shares at a rate that represents a discount of 15% to the price per share in the Next Equity Financing. In connection with the issuance of the convertible note, the Company also agreed that the holder will be entitled to a grant of warrants in an amount to be determined at the time of the Next Equity Financing.  The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

4.     CONVERTIBLE NOTES PAYABLE (Continued)

Agreement #2

On September 25, 2008, the Company issued a convertible promissory note to one of the Company’s shareholders in exchange for $200,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

Agreement #3

On October 31, 2008, the Company issued a convertible promissory note to one of the Company’s shareholders in exchange for $170,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

5.     STOCKHOLDERS’ EQUITY

In March 2008, the Company effected a 13-for-1 stock split of its Shares. All share numbers presented in the accompanying financial statements have been adjusted to reflect the stock split.

In April 2008, in conjunction with the Merger Agreement, a major shareholder cancelled 25,943,182 shares of its common stock and the Company issued 26,000,000 shares of its common stock the former members of General.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

5.     STOCKHOLDERS’ EQUITY (Continued)

In April 2008, the Company issued 1,000,000 shares of its common stock in connection with a subscription agreement and received $890,000.

On June 20, 2008, the Company sold 420,000 shares of its common stock to an investor for $420,000.

On July 14, 2008, the Company issued 18,000 shares of its common stock for the purchase of an intangible asset.

On May 9, 2008 the Board of Directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the six months ended October 31, 2008, the Company issued 2,950,000 stock options, exercisable at various dates through August 2012 and for various prices ranging from $1.00 - $1.49, and convertible into approximately 2,575,000 shares of the Company’s common stock to employees and consultants pursuant to its 2008 Stock Option Plan.  The compensation cost for the three months and six months ended October 31, 2008 was $172,000 and $312,000, respectively, and are included in operating expenses.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Six months ended October 31,
	2008	2007
Risk-free interest rate	2.08%	N/A
Expected volatility	125.00%	N/A
Expected option life (in years)	2.00	N/A
Expected dividend yield	0.00%	N/A

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

5.     STOCKHOLDERS’ EQUITY (Continued)

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with SEC Staff Accounting Bulletin (SAB) No. 107, as amended by SAB 110.

In August 2008, the Company issued 15,000 shares of its common stock to an advisory firm pursuant to a consulting and advisory agreement which expired September 30, 2008.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2008 was $22,500.

On August 27, 2008, the Company’s board of directors amended the Company’s Articles of Incorporation to authorize the issuance of up to 25,000,000 shares of a class of preferred stock and to give the Board the authority to set the preferences and designations on that class.

On October 1, 2008, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $3,000 and 5,000 shares of its restricted common stock per month.  The shares were valued at $23,250 based on the fair value of the shares on the date of the contract and are being charged to expense over the term of the agreement which is for three months and expires December 31, 2008.  The stock-based expense for these shares included in operating expenses for the period ended October 31, 2008 was $7,750.

On October 1, 2008, the Company entered into a Consulting and Advisory Agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 60,000 shares of its restricted common stock.  The shares were valued at $93,000 based on the fair value of the shares on the date of the contract and are being charged to expense over the term of the agreement which is for three months and expires December 31, 2008.  The stock-based expense for these shares included in operating expenses for the period ended October 31, 2008 was $31,000.

On October 6, 2008, the Company entered into a Consulting and Advisory Agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 60,000 shares of its restricted common stock.  The shares were valued at $90,000 based on the fair value of the shares on the date of the contract and are being charged to expense over the term of the agreement which is for three months and expires January 6, 2009.  The stock-based expense for these shares included in operating expenses for the period ended October 31, 2008 was $25,000.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

5.     STOCKHOLDERS’ EQUITY (Continued)

On October 23, 2008, the Company entered into a Consulting and Advisory Agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 25,000 shares of its restricted common stock.  The shares were valued at $35,750 based on the fair value of the shares on the date of the contract and are being charged to expense over the term of the agreement which is for three months and expires January 23, 2009.  The stock-based expense for these shares included in operating expenses for the period ended October 31, 2008 was $3,178.

6.     PROVISION FOR INCOME TAXES

For the six months ended October 31, 2008, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of October 31, 2008, the Company had federal and state net operating loss carry forwards of approximately $1,765,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of October 31, 2008, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

Federal net operating loss (at 34%)	$600,000
State net operating loss (at 8.84%)	155,000

755,000
Less: valuation allowance	(755,000)

Net deferred tax assets	$-

 The Company’s valuation allowance increased by approximately $565,000 during the six months ended October 31, 2008.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
UNAUDITED

7.     COMMITTMENTS

The Company is under contractual obligations to issue 160,000 shares of its common stock to various consultants pursuant to their respective advisory agreements for services performed, and to be performed.  The fair value of these services was $242,000, of which $66,928 was earned as of October 31, 2008.

8.     SUBSEQUENT EVENT

On December 3, 2008, the Company issued a convertible promissory note to one of the Company’s shareholders in exchange for $110,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $1.40 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 29, 2008.

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

Part of our growth strategy includes identifying and acquiring web properties.  In the last six months, we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 70 properties and 300 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

The network we create will rely initially upon our own properties, but it is our goal to build a network that is open to third-party owned forums as well.  Ultimately, the integration of these message board communities on our central CrowdGather platform will allow for the creation of three things: a user generated content network driven by a proprietary search interface; a social network powered by central ID and log-on management through our proprietary user profile; and an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Our Community of Online Forums.  Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations, and commerce.  Some of our representative properties include:

Forum Name	Target Community/Discussion Topic
ZuneBoards.com	Microsoft Zune Community
Ngemu.com	Software emulators
ABXZone.com	Computer help
GenMay.com	Off-topic and humor
MotorcycleForum.com	Motorcycles and Scooters
AquaticPlantCentral.com	Aquascapes
IronMass.com	Bodybuilding
Tech-gfx.net	Graphic design
VistaBabble.com	Microsoft Vista discussion
Fashion-Forums.org	Fashion
DemocracyForums.com	Politics
Eternal-Allegiance.com	Celebrities and their fans
FoodForums.com	Food and dining
ActorsForum.com	Acting and theater arts
Pocketbikeplanet.com	Mini-bike owner society
Clubxb.com	Scion xB owner community
Freepowerboards.com	Free forum hosting
Zealot.com	Hobby enthusiast forum
Wiispace.com	Nintendo Wii Enthusiast community

We believe the CrowdGather Network currently represents an aggregate of approximately 20 million monthly page views, 1.7 million monthly unique visitors, and 1.7 million discussions comprising over 40.5 million individual replies. Additionally, approximately 2.9 million users have registered on CrowdGather Network sites to date.  We have noticed an organic increase in the number of pageviews and ad impressions across our major properties after the initial acquisition and integration periods.  Our belief is that the strong search engine rankings of many of our properties will continue to result in increased pageviews and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

Liquidity and Capital Resources. Our total assets were $911,502 as of October 31, 2008.  We had total current assets of $204,381, which was comprised of cash of $198,920 and prepaid expenses of $5,461.  We also had property and equipment with a net value of $85,364, and intangible assets of $606,610, represented by our domain names and other intellectual property owned, and deposit in escrow of $2,500 and a security deposit of $12,647.

In April 2008, we issued 1,000,000 shares of common stock sold pursuant to a private placement offering in exchange for cash of $890,000. On June 20, 2008, we sold 420,000 shares of our common stock to one investor in exchange for $420,000 or $1.00 per share.  On July 8, 2008, we issued an 8% mandatorily convertible promissory note for $500,000. The note is due July 8, 2009 if not yet converted.

On September 25, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $200,000.  On October 31, 2008, we issued another convertible promissory note to one of our shareholders in exchange for $170,000.  These convertible notes are due in one year from the issue date, and each bears interest at an annual rate of 10%.  The convertible notes each have an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equals or exceeds $2,000,000.

Our current liabilities as of October 31, 2008, totaled $38,259, consisting of $23,292 in accounts payable and accrued expense, $14,167 in accrued interest and $800 in income taxes payable. We also had $500,000 represented by an 8% mandatorily redeemable convertible note payable and $370,000 represented by the two 10% convertible promissory notes described above. We had no other liabilities and no long-term commitments or contingencies at October 31, 2008.

During the six months ended October 31, 2008, we have purchased certain online forums, message boards and domain names for cash and stock in the amount of $499,289, and since inception, have spent a cumulative total of $606,610 in cash and stock for such acquisitions.

We have incurred a net loss of $1,318,636 for the six months ended October 31, 2008 and have an accumulated deficit of $1,765,485 as of October 31, 2008, and we will require additional debt or equity financing to fund our activities and to support our operations.  However, there is no assurance that we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

Results of Operations

Our current business operations commenced following our merger and reorganization in April, 2008.  Prior year results of operations were from the predecessor company and comparisons of operating results are not meaningful.

For the three months ended October 31, 2008

Revenue. We realized revenues of $20,625 for the three month period ended October 31, 2008.We anticipate that as we operate our new business and expand our holdings of websites and domain names, we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Operating Expenses and Net Loss. For the three month period ended October 31, 2008, our operating expenses were $768,783, resulting in a loss from operations of $748,158. We also had interest income of $571 and interest expense of $11,667, resulting in net other expense of $11,096 for the three month period ended October 31, 2008. Therefore, our net loss for the three month period ended October 31, 2008, was $759,254 with no for provision for income taxes.  We anticipate that we will continue to incur significant general and administrative expenses.

For the six months ended October 31, 2008

Revenue. We realized revenues of $30,261 for the six month period ended October 31, 2008. We anticipate that as we operate our new business and expand our holdings of websites and domain names, we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Operating Expenses and Net Loss. For the six month period ended October 31, 2008, our operating expenses were $1,335,160, resulting in our loss from operations of $1,304,899. We also had interest income of $1,230 and interest expense of $14,167 resulting in other expense net of $12,937 for the six month period ended October 31, 2008. Our net loss for the six month period ended October 31, 2008, was $1,318,636, after a provision for income taxes of $800. We anticipate that we will continue to incur significant general and administrative expenses.

Plan of Operation for the Next Twelve Months.  For the three month period ended October 31, 2008, we generated revenues of $20,625.  To effectuate our business plan during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing the capabilities of our existing online forums. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we believe we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.

We are not currently conducting any research and development activities, except for development of our CrowdGather platform, which we anticipate will cost approximately $50,000 over the next twelve months. We do not anticipate conducting any other research and development activities in the near future.

We do not anticipate that we will purchase any significant equipment except for computer equipment and furniture which we anticipate will cost approximately $40,000 over the next twelve months.

We do not anticipate any significant changes in the number of employees unless we are able to significant increase the size of our operations.  In the interim we are supplementing our staffing needs by selectively using independent contractors to provide services to us on an as needed basis.

In November, 2008 we undertook significant cost reductions that included the termination of several employees and consolidation of other functions amongst the remaining members of our team.  As a result of our streamlining, we have brought cash expenses down to approximately $100,000 per month as we enter the 2009 calendar year.  We believe that the Company can continue to increase monthly revenues and execute its business strategy within the constraints of this revised overhead and cost structure.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at October 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of October 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of October 31, 2008, we have granted an aggregate total of 2,950,000 options to purchase shares of our common stock to several of our employees.  The options covered by each grant vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

This total includes 50,000 options granted on August 8, 2008 with an exercise price of $1.50 share to one individual and 50,000 options granted on September 8, 2008 with an exercise price of $1.46 per share to a second individual.  The options were granted in transactions which we believe satisfy the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

In August 2008, we issued 15,000 shares of our common stock to an advisory firm pursuant to a consulting and advisory agreement which expired September 30, 2008.   The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On October 1, 2008, we entered into a consulting and advisory agreement with another advisory firm and agreed to compensate that firm with 5,000 shares of our restricted common stock per month.  The shares were valued at $23,250 based on the fair value of the shares on the date of the contract; the term of the agreement is for three months and expires December 31, 2008.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

Also on October 1, 2008, we entered into a consulting and advisory agreement with a third party pursuant to which we agreed to compensate the firm 60,000 shares of our restricted common stock.  The shares were valued at $93,000 based on the fair value of the shares on the date of the contract.  The term of the agreement is for three months and expires December 31, 2008. The these shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

On October 6, 2008, we entered into a consulting and advisory agreement with another firm and agreed to compensate the firm 60,000 shares of our restricted common stock.  The shares were valued at $90,000 based on the fair value of the shares on the date of the contract; the term of the agreement is for three months and expires January 6, 2009.   The shares have been authorized but have not been issued as of the date of this Report. When issued, the shares will be issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On October 23, 2008, we entered into a consulting and advisory agreement with an advisory firm and compensate that firm with 25,000 shares of our restricted common stock.  The shares were valued at $35,750 based on the fair value of the shares on the date of the contract; the term of the agreement is for three months and expires January 23, 2009.   The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

On December 3, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $110,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.40 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equals or exceeds $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

December 15, 2008	By:	/s/ Sanjay Sabnani
	Its:	Principal Executive Officer, Chief Financial Officer President, Secretary, Director