Form 10-Q
period 2009-01-31
CrowdGather, Inc.
filed 2009-03-16
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to

Commission File Number: 000-52143

CrowdGather, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2706319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of March 12, 2009, there were 40,684,818 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CROWDGATHER, INC.
BALANCE SHEETS

ASSETS
	January 31, 2009 (Unaudited)	April 30, 2008
Current assets
Cash	$37,363	$295,934
Prepaid expenses	6,000	10,950

Total current assets	43,363	306,884

Property and equipment, net of accumulated
depreciation of $21,406 and $6,025, respectively	90,090	18,434

Intangible assets	606,610	107,321
Deposit in escrow	-	75,334
Security deposit	3,990	11,000

Total assets	$744,053	$518,973
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$17,019	$36,022
Accrued interest	36,000	-
Income taxes payable	800	800

Total current liabilities	53,819	36,822

Convertible notes payable	1,070,000	-

Stockholders’ equity

Common stock, $0.001 par value, 975,000,000 shares
authorized, 40,669,818 and 40,056,818 issued and
outstanding, respectively	40,670	40,057
Additional paid-in capital	2,051,130	888,943
Stock issuance obligation	6,000	-
Accumulated deficit	(2,477,566)	(446,849)

Total stockholders’ equity (deficit)	(379,766)	482,151

Total liabilities and stockholders’ equity (deficit)	$744,053	$518,973

See accompanying notes to financial statements

CROWDGATHER, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
UNAUDITED

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008

Revenue	$35,234	$3,557	$65,495	$17,955

Operating expenses	(725,482)	(56,430)	(2,060,642)	(70,369)

Loss from operations	(690,248)	(52,873)	(1,995,147)	(52,414)

Other income (expense):

Interest income	-	-	1,230	-

Interest expense	(21,833)	-	(36,000)	-

Other income (expense), net	(21,833)	-	(34,770)	-

Net loss before provision for income taxes	(21,833)	(52,873)	(2,029,917)	(52,414)

Provision for income taxes	-	-	800	800

Net loss	$(712,081)	$(52,873)	$(2,030,717)	$(53,214)

Weighted average shares outstanding – basic	40,589,818	39,000,000	40,448,930	39,000,000

Net loss per share – basic	$(0.02)	$-	$(0.05)	$-

See accompanying notes to financial statements

CROWDGATHER, INC.
 STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
UNAUDITED

	2009	2008
Cash flows from operating activities:
Net loss	$(2,030,717)	$(53,214)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	15,381	589
Stock based compensation	460,000	-
Stock issued for services	255,500	-
Changes in operating assets and liabilities:
Prepaid expenses	4,950	(6,800)
Security deposits	7,010	-
Accounts payable and accrued expenses	16,997	-

Net cash provided by (used in) operating activities	(1,270,879)	(59,425)

Cash flows from investing activities:
Purchase of property and equipment	(87,037)	(8,205)
Deposit in escrow	75,334	-
Purchase of intangible assets	(465,989)	-

Net cash used in investing activities	(477,692)	(8,205)

Cash flows from financing activities:
Proceeds from the sale of common stock	420,000	-
Proceeds from issuance debt	1,070,000	106,000

Net cash provided by financing activities	1,490,000	106,000

Net increase (decrease) in cash	(258,571)	38,370
Cash, beginning of period	295,934	1,127
Cash, end of period	$37,363	$39,497

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-
Income taxes	$-	$-
Non-cash transactions:
Issuance of common stock for intangible assets	$33,300	$-

See accompanying notes to financial statements

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company's report on Form 10-KSB for the fiscal year ended April 30, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal year ended April 30, 2008 included in the Company's annual report on Form 10-KSB.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
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

Fair Value of Financial Instruments

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists.  As required by SFAS 142, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and accordingly, records the loss.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) discussed below.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS 144,  the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.

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

Basic and Diluted Loss Per Share
In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  For the nine months ended January 31, 2009, the Company had $1,070,000 convertible debt that could be converted into 730,000 shares of the Company’s common stock and approximately 453,750 of vested stock options that could be converted into approximately 405,760 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when (a) persuasive evidence of an arrangement exists, (b) the services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured.

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

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB Staff Position No. APB 14-1 – In May, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principals Board  Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its results of operations or financial position.

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   The impact that the adoption of SFAS 141(R) will have on our financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 157 – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities.

SFAS No. 162 – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the Company’s financial statements because the Company has utilized the guidance within SAS 69.

EITF 07-5 – In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

2.	GOING CONCERN

The Company has incurred a net loss of $2,030,717 for the nine months ended January 31, 2009 and has an accumulated deficit of $2,477,566 as of January 31, 2009, and additional debt or equity financing will be required by the Company to fund its activities and to support its operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.     INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash and stock in the amount of $499,288 during the nine months ended January 31, 2009 and a total of $599,709 since inception. These assets have been determined to have indefinite lives.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of January 31, 2009, the Company does not believe any impairment of intangible assets has occurred.

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
JANUARY 31, 2009
UNAUDITED

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

Agreement #4

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

Agreement #5

On January 9, 2009, the Company issued a convertible promissory note to one of the Company’s shareholders in exchange for $90,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $1.25 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

6.     STOCKHOLDERS’ EQUITY

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

In June  2008, the Company sold 420,000 shares of its common stock to an investor for $420,000.

In July  2008, the Company issued 18,000 shares of its common stock for the purchase of an intangible asset.

In May  2008 the Board of Directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

During the nine months ended January 31, 2009, the Company issued 3,110,000 stock options and cancelled 550,000 stock options for a net outstanding of 2,560,000, exercisable at various dates through December 2012 and for various prices ranging from $1.00 - $1.55, and convertible into approximately 2,263,074 shares of the Company’s common stock to employees and consultants pursuant to its 2008 Stock Option Plan.  The compensation cost for the three months and nine months ended January 31, 2009 was $148,000 and $460,000, respectively, and are included in operating expenses.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Nine months ended January 31,
	2009	2008
Risk-free interest rate	1.08%	N/A
Expected volatility	125.00%	N/A
Expected option life (in years)	2.00	N/A
Expected dividend yield	0.00%	N/A

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with SAB No. 107, as amended by SAB No. 110.

In August 2008, the Company issued 15,000 shares of its common stock to an advisory firm pursuant to a consulting and advisory agreement which expired September 30, 2008.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2009 was $22,500.

In August 2008, the Company’s board of directors amended the Company’s Articles of Incorporation to authorize the issuance of up to 25,000,000 shares of a class of preferred stock and to give the Board the authority to set the preferences and designations on that class.

In October 2008, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $3,000 and 5,000 shares of its restricted common stock per month.  The shares were valued at $23,250 based on the fair value of the shares on the date of the contract and have been charged to expense over the term of the agreement which was for three months and expired December 31, 2008.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2009 was $23,250.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

In October 2008, the Company entered into a Consulting and Advisory Agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 60,000 shares of its restricted common stock.  The shares were valued at $93,000 based on the fair value of the shares on the date of the contract and have been charged to expense over the term of the agreement which was for three months and expired December 31, 2008.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2009 was $93,000.

In October 2008, the Company entered into a Consulting and Advisory Agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 60,000 shares of its restricted common stock.  The shares were valued at $90,000 based on the fair value of the shares on the date of the contract and have been charged to expense over the term of the agreement which was for three months and expired January 6, 2009.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2009 was $90,000.

In October 2008, the Company entered into a Consulting and Advisory Agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 25,000 shares of its restricted common stock.  The shares were valued at $35,750 based on the fair value of the shares on the date of the contract and have been charged to expense over the term of the agreement which was for three months and expired January 23, 2009.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2009 was $35,750.

In January 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm 5,000 shares of its restricted common stock per month.  The shares were valued at $18,000 based on the fair value of the shares on the date of the contract and are being charged to expense over the term of the agreement which is for three months and expires March 31, 2009.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2009 was $6,000.

7.    PROVISION FOR INCOME TAXES

For the nine months ended January 31, 2009, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of January 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $2,030,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
UNAUDITED

As of January 31, 2009, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

Federal net operating loss (at 34%)	$690,000
State net operating loss (at 8.84%)	180,000

870,000
Less: valuation allowance	(870,000)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $680,000 during the nine months ended January 31, 2009.

8.    COMMITMENTS

The Company is under contractual obligations to issue 15,000 shares of its common stock to various consultants pursuant to their respective advisory agreements for services performed, and to be performed.  The fair value of these services was $18,000, of which $6,000 was earned as of January 31, 2009.

During January 2009, the Company entered into a consulting agreement with an investment firm.  Pursuant to the contract, the Company advanced the firm $6,000 for expenses and will potentially pay the firm an additional $9,000 for expenses related to services to be rendered.  The agreement is for 60 days and expired on March 9, 2009.  In consideration for the services rendered by the firm, the Company is required to pay a cash fee of 10% of the gross proceeds of the sale of shares sold.  In addition, the Company is required to issue the firm warrants to purchase shares equal to 10% of the total dollar amount sold.

9.    SUBSEQUENT EVENTS

On February 11, 2009, we issued a convertible promissory note to one of our shareholders for $60,000.  The note is due July 9, 2009 and bears interest at the annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company's common stock at a conversion price of the lower of (i) $0.90 per share (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceeds $2,000,000.

On March 10, 2009, we issued a convertible promissory note to one of our shareholders for $32,000.  The note is due July 9, 2009 and bears interest at the annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company's common stock at a conversion price of the lower of (i) $0.70 per share (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceeds $2,000,000.

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

Liquidity and Capital Resources. Our total assets were $744,053 as of January 31, 2009.  We had total current assets of $43,363, which was comprised of cash of $37,363 and prepaid expenses of $6,000.  We also had property and equipment with a net value of $90,090, and intangible assets of $606,610, represented by our domain names and other intellectual property owned, and a security deposit of $3,990.

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

On December 3, 2008, we issued another convertible promissory note to one of our shareholders in exchange for $110,000.  The convertible note is due December 3, 2009, and bears interest at the annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.40 per share (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On January 9, 2009, we issued another convertible promissory note to one of our shareholders in exchange for $90,000.  The convertible note is due July 9, 2009, and bears interest at the annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.25 per share (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

Our current liabilities as of January 31, 2009, totaled $53,819, consisting of $17,019 in accounts payable and accrued expense, $36,000 in accrued interest and $800 in income taxes payable. We also had convertible notes payable of $1,070,000 as of January 31, 2009. The terms of those notes are described above. We had no other liabilities and no long-term commitments or contingencies at January 31, 2009.

We have incurred a net loss of $2,030,717 for the nine months ended January 31, 2009 and have an accumulated deficit of $2,477,566 as of January 31, 2009. We will require additional debt or equity financing to fund our activities and to support our operations.  However, there is no assurance that we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

Results of Operations

Our current business operations commenced following our merger and reorganization in April 2008.  Prior year results of operations were from the predecessor company and comparisons of operating results are not meaningful.

For the three months ended January 31, 2009

Revenue. We realized revenues of $35,324 for the three months ended January 31, 2009.We anticipate that as we operate our new business and expand our holdings of websites and domain names, we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Operating Expenses and Net Loss. For the three months ended January 31, 2009, our operating expenses were $725,482, including non cash compensation for services rendered of $181,072, non cash compensation related to stock options of  $148,000 and severance for full time employees of $14,200, resulting in a loss from operations of $690,248. We also had interest expense of $21,833, resulting in net other expense of $21,833 for the three months ended January 31, 2009. Therefore, our net loss for the three months ended January 31, 2009 was $712,081 with no for provision for income taxes.  We anticipate that we will continue to incur significant general and administrative expenses.

For the nine months ended January 31, 2009

Revenue. We realized revenues of $65,495 for the nine months ended January 31, 2009. We anticipate that as we operate our new business and expand our holdings of websites and domain names, we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Operating Expenses and Net Loss. For the nine months ended January 31, 2009, our operating expenses were $2,060,642, including non cash compensation for services rendered of $255,500, non cash compensation related to stock options of  $ 460,000, and severance for full time employees of  $14,200,  resulting in our loss from operations of $1,995,147. We also had interest income of $1,230 and interest expense of $36,000 resulting in net other expense of $34,770 for the nine months ended January 31, 2009. Our net loss for the nine months ended January 31, 2009, was $2,030,717, after a provision for income taxes of $800. We anticipate that we will continue to incur significant general and administrative expenses.

Plan of Operation for the Next Twelve Months.  For the nine month period ended January 31, 2009, we generated revenues of $65,495.  To effectuate our business plan during the next twelve months, we need to raise capital and generate increased revenues by expanding our online forum offerings and increasing the capabilities of our existing online forums. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

Over the last nine months, we have funded the costs of our operations through loans from one of our shareholders. We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. Besides generating revenue from our current operations, we believe we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. We are pursuing capital through public or private financing as well as borrowings and other sources, including our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available from external sources, we are dependent on our officers, directors and/or shareholders to continue to loan us funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses and we cannot guaranty that those officers, directors and/or shareholders will continue to loan us funds to pay the costs of our operations. In the event that we are unable to raise additional capital or borrow additional funds, we may be forced to undertake significant cost reductions or curtail operations.

On February 11, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $60,000.  The convertible note is due July 9, 2009, and bears interest at the annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.90 per share (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On March 10, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $32,000.  The convertible note is due July 9, 2009, and bears interest at the annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.70 per share (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

We are not currently conducting any research and development activities, except for development of our CrowdGather platform, which we anticipate will cost approximately $50,000 over the next twelve months. We do not anticipate conducting any other research and development activities in the near future.

We do not anticipate that we will purchase any significant equipment except for computer equipment and furniture which we anticipate will cost approximately $60,000 over the next twelve months.

We do not anticipate any significant changes in the number of employees unless we are able to significantly increase the size of our operations.  In the interim we are supplementing our staffing needs by selectively using independent contractors to provide services to us on an as-needed basis.

In November 2008, we undertook significant cost reductions that included the termination of several employees and consolidation of other functions amongst the remaining members of our staff.  As a result of our streamlining, we have brought cash expenses down to approximately $100,000 per month as we entered the 2009 calendar year.  We have also undertaken an effort to generate revenues for web application development in order to further reduce our monthly cash deficit.  We believe that we can continue to increase monthly revenues and execute our business strategy within the constraints of this revised overhead and cost structure.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at January 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of January 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2009, we entered into a consulting and advisory agreement with an advisory firm and agreed to compensate that firm with 5,000 shares of our restricted common stock per month.  The shares were valued at $18,000 based on the fair value of the shares on the date of the contract; the term of the agreement is for three months and expires March 31, 2009.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

On February 11, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $60,000.  The convertible note is due July 9, 2009, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.90 per share (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

On March 10, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $32,000.  The convertible note is due July 9, 2009, or upon default, whichever is earlier, and bears interest at the annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.70 per share (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.  The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

March 13, 2009	By:	/s/ Sanjay Sabnani
Sanjay Sabnani President, Secretary, Director (Principal Executive Officer and Authorized Signatory)

March 13, 2009	By:	/s/ Gaurav Singh
Gaurav Singh Chief Financial Officer (Principal Financial Officer)