Form 10-K
period 2009-04-30
CrowdGather, Inc.
filed 2009-07-29
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended April 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from     to
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of November 30, 2008, approximately $23,542,227.

As of July 28, 2009, there were 40,684,818 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of CrowdGather, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business.

Our Background. CrowdGather, Inc., formerly WestCoast Golf Experiences, Inc., (the “Company,” “we” or “CrowdGather”) was incorporated in the State of Nevada on April 20, 2005.

On April 2, 2008, the Company, General Mayhem LLC (“General”) and the Company’s wholly owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (“the “Merger”) closed on April 2, 2008. The Merger resulted in General merging into the Acquisition Subsidiary, with the acquisition subsidiary surviving. Prior to the Merger, the Company effected a 13-for-1 stock split of its common stock. Pursuant to the Merger, each share of General was converted into and became one (1) share, on a post-stock split basis, such that former members of General were issued 26,000,000, or approximately 64.9%, of the outstanding shares at that time. On April 8, 2008, pursuant to the Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between the Company and Acquisition Subsidiary, the Acquisition Subsidiary merged with and into Company, with Company surviving. In connection with the latter merger, the Company changed its name to CrowdGather, Inc.

Our Business.  We are an Internet company that specializes in monetizing a network of online forums and message boards designed to engage, provide information to and build community around users. We are in the process of building what we hope will become one of the largest social, advertising, and user generated content networks by consolidating  existing groups of online users that post on message boards and forums. Our goal is to create the world's best user experience for forum communities, and world class service offerings for forum owners. We believe that the communities built around message boards and forums are one of the most dynamic sources of information available on the web because forums are active communities built around interest and information exchange on specific topics.

Part of our growth strategy includes identifying and acquiring web properties.  In the last six months we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 70 properties and 300 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

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

Our Community of Online Forums

Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.  Some of our representative properties include

Forum Name	Target Community/Discussion Topic
ZuneBoards.com	Microsoft Zune community
Ngemu.com	Software emulators
Freepowerboards.com	Free forum hosting
ABXZone.com	Computer help
GenMay.com	Off-topic and humor
AdminFusion.com	Webmasters
MotorcycleForum.com	Motorcycles and scooters
AquaticPlantCentral.com	Aquascapes
VistaBabble.com	Microsoft Vista discussion
Fashion-Forums.org	Fashion
DemocracyForums.com	Politics
MJHQ.com	Celebrities and their fans
FoodForums.com	Food and dining
ActorsForum.com	Acting and theater arts
Pocketbikeplanet.com	Mini-bike owner society
Clubxb.com	Scion xB owner community
Zealot.com	Hobby enthusiast forum
Wiispace.com	Nintendo Wii enthusiast community

The CrowdGather Network currently represents an aggregate of approximately 16 to 20 million monthly page views, 1.3 to 1.7 million monthly unique visitors, and 1.7 million discussions comprising over 40.5 million individual replies. Additionally, approximately 2.9 million users have registered on CrowdGather Network sites to date. We have noticed an organic increase in the number of page views and ad impressions across several of our major properties after the initial acquisition and integration periods, but our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

Revenues

We derive revenue principally from the sale of Internet advertising and sponsorships, as well as from subscription services and e-commerce. The Internet is an attractive forum for certain advertisers, depending on the number of users we have and a variety of other factors.  Internet advertising spending continues to increase on an annual basis.  We believe that significant revenues can be generated from online advertising both for our Company-owned sites as well as on a commission sales basis for our third-party network sites.

Additionally, we have decided to leverage our excess engineering capabilities towards developing web services applications for third-party customers.  This is not a significant focus of ours going forward, but will help us towards reducing our net monthly deficit.

We have also decided to develop, market, and sell products that are focused on expanding our visibility amongst owners of forums.  The first such product will be our proprietary forum Content Management System (CMS), CrowdReport™.  We have already completed beta testing of our CMS on our busiest sites commencing in January, 2009 and based upon the insights we have received from the members of those respective communities, we are now developing the final feature specification.  We anticipate the CrowdReport™ CMS will be available for sale and distribution beginning October, 2009.

Sales, Marketing and Distribution

We intend to pursue direct sales with advertisers interested in exposing their products or services to our forum populations on a targeted basis.  We will work not only with direct advertisers, but also advertising networks as represented by intermediaries.  A key component of our strategy will be to customize advertising programs that are directly relevant to an advertiser, while not at odds with our online communities.  We will also allow for direct personalized advertising sales to the members of our respective forum communities who wish to market their products or services to their fellow members.

We hope to develop a widely recognized brand, which will enable us to attract, retain, and more deeply engage users, forum owners, advertisers, publishers, and developers. We believe a great brand begins with a great product, services, and content.  We focus on each step of product and services development, deployment, and management and content design to understand our offerings and how best to market them to our communities of potential and existing users. We hope to use online advertising, and we leverage our online network and our distribution partnerships to market our products and services to the right people at the right time. With continued investment in brand and product marketing, we believe we can continue to attract and engage users, advertisers, publishers, and developers.

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

Intellectual Property

Our intellectual property assets include domain names and websites; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We also currently own the web domain www.crowdgather.com, which serves as our corporate website and the future home of our new forum software platform which is currently in development.  Our portfolio currently consists of over 300 domain names and approximately 70 message board communities at various stages of development.  Our corporate website (www.crowdgather.com) features a current list of our developed communities and software products.

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

In May 2009, we converted a provisional patent with a priority date of May, 2008 into a utility patent titled “Systems and Methods for Syndicating Content to, and Mining Content from, Internet Based Forums.”

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

Research and Development

We seek to continually enhance, expand, and launch products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience for the online community of users. We intend to leverage our internal development efforts through technology acquisitions.  We anticipate that our internal development costs for the first generation forum networking software will approximate $50,000.

Employees

As of July 27, 2009, we have 7 full time employees.  None of our employees is covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Item 1A. Risk Factors.

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

Risks Related to Our Business:

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a relatively limited operating history.  Such limited operating history and the unpredictability of the success of online social networks makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

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

Interest-group forums may not prove to be a viable business model.

Interest-group forums as a business model for delivering information and entertainment over the Internet is unproven, and we have only recently launched our efforts to develop a business centered on this model. It is too early to predict whether consumers will accept, and use our products on a regular basis, in significant numbers, and participate in our online community. Our products may fail to attract significant numbers of users, or, may not be able to retain the usership that it attracts, and, in either case, we may fail to develop a viable business model for our online community. In addition, we expect a significant portion of the content that we will provide to be available for free. If we are unable to successfully monetize the use of our content, either through advertising or fees for use, we may not be able to generate revenues.

We may be unable to attract advertisers to our online forums.

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

We hope to generate our revenue almost entirely from advertising and retaining other sites as paid participants in our community, and the reduction in spending by, or loss of, advertisers and member could seriously harm our ability to generate revenues.

We hope to generate revenues from advertisers and other communities that pay to affiliate with our site. If we are unable provide value to potential advertisers or other online communities, we may not be able to sell any ad space or memberships, which would negatively impact our revenues and business. In addition, we expect that advertisers will be able terminate their contracts with us at any time. We may encounter difficulty collecting from our advertisers because we are a very small company with limited resources to collect outstanding balances.

If we are unable to compete effectively in the forum sector of the Internet industry, our business will fail.

The forum sector of the Internet industry is extremely competitive. The competition comes from both companies within the same business and companies in other media which create alternative forms of entertainment. We compete with several major Internet companies which are dominant in the industry, as well as with numerous small and independent Internet companies. Many of the organizations with which we compete have significantly greater financial and other resources than we do. The major companies are typically large, diversified entertainment and media companies or subsidiaries of diversified corporations which have strong relationships with advertisers and others involved in the Internet industry. We may not be able to compete with those companies for users and advertisers.

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

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft and Yahoo.

We face significant competition from companies, principally Google, Microsoft, and Yahoo that have developed or acquired similar online sites. These services may directly compete with us for affiliate and advertiser arrangements, which will be key to our business and operating results.  Some of these competitors offer services that indirectly compete with our services, including: consumer e-mail services, desktop search, local search, and instant messaging services; photos, maps, video sharing, content channels, mobile applications, and shopping services; movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; advertising offerings; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually and potentially in combination with each other. In certain of these cases, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, or publishers, then our revenues and growth rates could decline.

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

We anticipate that we will primarily rely on our ability to generate revenues from advertising on our sites and from paid subscriptions from our members.  Our ability to develop revenue from advertising revenue depends upon:

•	establishing and maintaining our user base;
•	establishing and maintaining our popularity as an Internet destination site;
•	broadening our relationships with advertisers to small- and medium-sized businesses;
•	attracting advertisers to our user base;
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

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (SEC) and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time consuming, difficult and costly.

It will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire additional financial reporting, internal control, and other finance staff and consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley requires publicly-traded companies to obtain.

We operate as a public company, which means we are subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

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

Additional risks may exist since we concluded a “reverse merger” to acquire our current business operations. Securities analysts of major brokerage firms may not provide coverage of us since there may be little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

Risks Related to Owning our Common Stock:

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

Our shares may have limited liquidity.

A portion of our shares of common stock will be subject to registration, and will be closely held by certain insider investors. Consequently, the public float for the shares may be highly limited. As a result, should stockholders wish to sell shares into the open market they may encounter difficulty selling large blocks of shares or obtaining a suitable price at which to sell their shares.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Our management owns a substantial portion of our outstanding common stock, which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Our management beneficially controls approximately 54.83% of our outstanding shares of common stock.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Our common shares may be thinly-traded, and our stockholders  may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company with a presumably small and thinly-traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. Our stockholders may be unable to sell their common stock at or above their purchase price if at all, which may result in substantial losses to them.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

We believe that our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our anticipated cash needs for the near future. We will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interests in real estate. We lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on December 31, 2009. Our rent is $2,500 per month. We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock. Our authorized capital stock consists of 975,000,000 common shares, par value $.001 per share.  On July 28, 2009, there were 40,684,818 common shares issued and outstanding.

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

Market Information. Our common stock is quoted on the OTC Bulletin Board under the symbol “CRWG.”  For the period indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)

Fiscal Year 2009
First Quarter	2.05	1.35
Second Quarter	2.30	1.40
Third Quarter	1.55	1.12
Fourth Quarter	1.16	0.70

The approximate number of stockholders of record at July 22, 2009 was 41.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have declared no dividends on our common shares and are not subject to any restrictions that limit such ability.  Dividends are declared at the sole discretion of our Board of Directors.  We intend to retain future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission (SEC).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

There are no outstanding shares of our common stock which can be sold pursuant to Securities Act Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

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

Equity Compensation Plan.

CrowdGather, Inc. 2008 Stock Option and Award Plan

On May 9, 2008, our Board of Directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

The Board of Directors, acting as a compensation committee (the Committee) will generally administer the Plan. The Committee will have full power and authority to determine when and to whom awards will be granted, including the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the Plan. In addition, the Committee has the authority to interpret the Plan and the awards granted under the Plan, and establish rules and regulations for the administration of the Plan.

The Committee may delegate certain administrative duties associated with the Plan to our officers, including the maintenance of records of the awards and the interpretation of the terms of the awards. The Committee may also delegate the authority to grant awards to a subcommittee comprised of one or more Board members, or to our executive officers, provided that such subcommittee or executive officers cannot be authorized to grant awards to executive officers.

Awards under the Plan may be granted to any person who is (i) an employee of ours, (ii) a non-employee member of the Board of Directors or the board of directors of any of our subsidiaries, or (iii) a consultant who provides services to us; provided that stock appreciation rights and non-qualified stock options shall be granted only to persons as to which we are the “service recipient,” as such term is defined in Section 409A of the Internal Revenue Code.

The Plan will terminate on May 9, 2018, unless all shares available for issuance have been issued, the Plan is earlier terminated by the Board of Directors or the Committee, or the Plan is extended by an amendment approved by our shareholders. No awards may be made after the termination date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the Plan prior to the termination date may extend beyond the end of such period through the award’s normal expiration date.

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

Under the Plan, the Committee can grant stock options, stock appreciation rights, restricted stock, stock units and performance units. Awards may be granted alone, in addition to, or in combination with any other award granted under the Plan. Subject to the limitations set forth in the Plan, the terms and conditions of each award shall generally be governed by the particular document or agreement granting the award. The terms and conditions set forth in an award agreement may include, as appropriate:

•	deemed issuance date;
•	expiration date;
•	number of shares covered by the award;
•	acceptable means of payment;
•	price per share payable upon exercise;
•	applicable vesting schedule;
•	individual performance criteria;
•	company or group performance criteria;
•	continued employment requirement;
•	transfer restrictions; or
•	any other terms or conditions deemed appropriate by the Committee, in each case not inconsistent with the Plan.

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

The Board may generally amend or terminate the Plan as determined to be advisable. Shareholder approval may also be required for certain amendments pursuant to the Internal Revenue Code, the rules of any market in which we participate, or rules of the SEC. No amendment or alteration of the Plan may be made which would impair the rights of any participant under any outstanding award, without such participant’s consent, provided that no consent is required with respect to any amendment or alteration if the Committee determines that such amendment or alteration is either:

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

The table below includes the following information as of April 30, 2009 for CrowdGather, Inc. 2008 Stock Option and Award Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,560,000	1.17	9,440,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,560,000	1.17	9,440,000

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

In connection with the Merger, on April 2, 2008, we issued an aggregate of 26,000,000 shares of our common stock to General’s members in exchange for their percentage of ownership of General on a pro-rata basis to their General members.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

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

As of July 22, 2009, we have granted an aggregate total of 2,560,000 options to purchase shares of our common stock to several of our employees.  The options covered by each grant vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant. The options were granted in transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On July 8, 2008, we issued a convertible promissory note to one of our shareholders for $500,000.  The convertible note is due in one year, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The convertible note has a mandatory conversion feature by which it will automatically convert to shares of the our common stock immediately before the closing of a transaction or series of transactions in which the Registrant sells equity securities in an amount equal to or greater than $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

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

On October 31, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $170,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

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

On January 9, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $90,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.25 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

On February 11, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $60,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.90 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

On March 10, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $32,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.70 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

On May 21, 2009, we closed the first tranches of a private offering of 18-month secured convertible debentures (Debentures) with a limited number of foreign institutional purchasers.  As of the initial closing, we received cash proceeds of $1,300,000, and approximately $1,075,000 in previously issued convertible promissory notes (as described above) were exchanged for the new Debentures.  In connection with the initial closing, we granted warrants (exercisable at $0.70 per share – the closing market price on May 21, 2009, the date of signature of the cash investors on their Subscription Agreement) to purchase an aggregate of up to 1,599,997 shares of our common stock.  Pursuant to our agreements with the purchasers, we were permitted to close a subsequent tranche of up to $1.1 million in cash proceeds not later than July 15, 2009.

The Debentures bear interest at a rate of 8 % per annum, which is due and payable upon conversion or upon maturity in November 2010.  The majority of the Debentures are convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 20% discount to the volume weighted average share price (VWAP) for the 10 days prior to the date of conversion.  The remaining Debentures ($532,500 of initial principal value) that were exchanged by the holders of existing short-term promissory notes are convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 32% discount to the VWAP for the 10 days prior to the date of conversion. Following the closing, we had no short-term debt obligations.

Neither the Debentures sold and the warrants granted to the institutional purchasers, nor the shares of common stock to be issued upon conversion of the Debentures or upon the exercise of the warrants were registered under the Securities Act of 1933 and were sold pursuant to exemptions from registration provided by Regulation D or Regulation S and by Section 4(2) of the Securities Act of 1933, as amended.  Accordingly, these securities and warrants may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

On May 4, 2009, we issued a promissory note to our majority shareholder for $54,000, due in 60 days from the date of the note.  In the event the note is not repaid in the 60 day period, interest at 10% will accrue for two years. This was subsequently repaid on May 29, 2009.

On May 26, 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, we are required to compensate the advisory firm 7,000 shares of our restricted common stock per month for three months beginning May 26, 2009 and $2,000 a month for four months beginning May 26, 2009.  The options were granted in transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Exchange Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On May 26, 2009, we appointed Mr. Chuck Timpe as a director of the Company and accordingly granted Mr. Timpe 325,000 options to purchase shares of our common stock at an exercise price of $0.86 per share. The options were granted in transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On May 27, 2009, we entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, we are required to compensate the advisory firm 20,000 shares of our restricted common stock per month for three months beginning May 26, 2009 and $2,000 a month for four months beginning May 26, 2009. The options were granted in transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2009, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operation.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Report.

Results of Operations

For the Year Ended April 30, 2009 as compared to the Year Ended April 30, 2008.

Revenue. We realized revenues of $112,546 for the year ended April 30, 2009, in comparison to revenues of $20,763 for the year ended April 30, 2008. The increase in revenues between the two periods is primarily due to the advertising revenue received from the increased acquired traffic and third party service agreements. We anticipate that we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties as well as effect a commission sales basis for our third-party network sites.

Additionally, we have decided to leverage our excess engineering capabilities towards developing web services applications for third-party customers.  This will not be a significant focus of ours going forward, but will help us towards reducing our net monthly deficit.

We have also decided to develop, market, and sell products that are focused on expanding our visibility amongst owners of forums.  The first such product will be our proprietary forum Content Management System (CMS), CrowdReport™.  We have already completed beta testing of our CMS on our busiest sites commencing in January, 2009 and based upon the insights we have received from the members of those respective communities, we are now developing the final feature specification.  We anticipate the CrowdReport™ CMS will be available for sale and distribution beginning October, 2009.

To operationalize our business plan during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing the capabilities of our existing online forums. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues to cover our estimated operating costs, we may not be able to expand our operations.

Operating Expenses. For the year ended April 30, 2009, our operating expenses were $2,488,645, resulting in our loss from operations of $2,376,099. We also had other income of $175 and interest expense of $62,283 for the year ended April 30, 2009. Therefore, our net loss for the year ended April 30, 2009, was $2,439,007 after $800 for provision of income taxes. This is in comparison to our operating expenses of $431,530 for the year ended April 30, 2008, where our loss from operations was $410,767. For the year ended April 30, 2008, we also had other income of $1,392 such that our loss after provision for income taxes of $800 was $410,175.  The substantial increase in operating expenses between the two periods is primarily due to the increase in full time employees and associated expenses related to hosting and managing increased traffic from acquisitions.

We anticipate that our future expenses going into 2010 will be similar to our 2009 expenses barring any additional overhead related to large acquisitions as we move forward with raising capital for further acquisitions. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business with the funds raised in our recent private offering.

Liquidity and Capital Resources. Our total assets were $701,634 as of April 30, 2009, which consisted of cash of $2,601, prepaid expenses of $8,472, property and equipment with a net value of $83,951, and intangible assets of $606,610, represented by our domain names and other intellectual property owned. By comparison, as of April 30, 2008, our total assets were $518,973, which consisted of cash of $295,934, prepaid expenses of $10,950, property and equipment with a net value of $18,434, and intangible assets of $107,321, represented by our domain names and other intellectual property owned, and deposits of $75,334 and $11,000, respectively.

Our current liabilities as of April 30, 2009 totaled $1,341,690, compared to our current liabilities as of April 30, 2008, which totaled $36,822. The increase in current liabilities between the two periods is primarily due to the convertible notes payable that we entered into during the year ended April 30, 2009. In addition, we had accrued interest of approximately $62,000 due on those notes as of April 30, 2009. We had no other liabilities and no long-term commitments or contingencies at April 30, 2009.

On May 21, 2009, we closed a private offering of 18-month secured convertible debentures.  As of the initial closing, we received cash proceeds of $1,300,000, and approximately $1,075,000 in previously issued short-term convertible promissory notes were exchanged for the new debentures. After repayment of certain current debt obligations, approximately $1 million was available for our general corporate purposes and working capital. We estimate that our cash on hand subsequent to the offering will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. Accordingly, we believe we will need to raise additional capital to sustain our operations and to expand our business to the point at which we are able to operate profitably. Other than anticipated increases in general and administrative expenses and the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum Content Management System (CMS), CrowdReport™, as a result most of the cost of this is covered within our engineering budgets.  We expect to invest under $50,000 for research and development over the next 12 months.

We do not anticipate that we will purchase or sell any significant equipment except for purchasing computer equipment and furniture which we anticipate will cost approximately $50,000 over the next twelve months.

We do not anticipate any significant changes in the number of employees unless we are able to significantly increase the size of our operations. Our management believes that we do not require the services of additional independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Off-balance Sheet Arrangements.

We had no off-balance sheet arrangements at April 30, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

CROWDGATHER, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CrowdGather, Inc.

We have audited the accompanying balance sheets of CrowdGather, Inc. as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CrowdGather, Inc. as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP
Irvine, California July 15, 2009

CROWDGATHER, INC.
BALANCE SHEETS
APRIL 30, 2009 AND 2008

ASSETS
	2009	2008
Current assets
Cash	$2,601	$295,934
Prepaid expenses and deposits	8,472	10,950

Total current assets	11,073	306,884

Property and equipment, net of accumulated depreciation of $29,086 and $6,025, at April 30, 2009 and 2008, respectively	83,951	18,434

Intangible assets	606,610	107,321
Deposit in escrow	-	75,334
Security deposit	-	11,000
Total assets	$701,634	$518,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$54,107	$36,022
Accrued interest	62,283	-
Income taxes payable	800	800
Unearned revenue	12,500	-
Note payable to related party	50,000	-
Convertible notes payable	1,162,000	-

Total current liabilities	1,341,690	36,822

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 975,000,000 shares authorized, 40,684,818 and 40,056,818 issued and outstanding, at April 30, 2009 and 2008, respectively	40,685	40,057
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at April 30, 2009.	-	-
Additional paid-in capital	2,205,115	888,943
Accumulated deficit	(2,885,856)	(446,849)

Total stockholders’ equity (deficit)	(640,056)	482,151

Total liabilities and stockholders’ equity (deficit)	$701,364	$518,973

See accompanying notes to financial statements

CROWDGATHER, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008
Revenue	$112,546	$20,763
Operating expenses	(2,488,645)	(431,530)
Loss from operations	(2,376,099)	(410,767)
Other income	175	1,392
Interest expense	(62,283)	-
Loss before provision for income taxes	(2,438,207)	(409,375)
Provision for income taxes	(800)	(800)
Net loss	$(2,439,007)	$(410,175)
Weighted average shares outstanding- basic and diluted	40,482,626	39,063,699

Net loss per share – basic and diluted	$(0.06)	$(0.01)

See accompanying notes to financial statements

CROWDGATHER, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	Preferred Stock	Common Stock $0.001 par value
	Shares	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, April 30, 2007	-	39,000,000	$39,000	$-	$(36,674)	$2,326

Shares issued for cash	-	1,000,000	1,000	889,000	-	890,000

Shares issued for merger	-	26,000,000	26,000	(26,000)	-	-

Shares cancelled at merger	-	(25,943,182)	(25,943)	25,943	-	-

Net loss	-	-	-	-	(410,175)	(410,175)

Balance, April 30, 2008	-	40,056,818	40,057	888,943	(446,849)	482,151

Shares issued for cash	-	420,000	420	419,580	-	420,000

Shares issued for services	-	190,000	190	255,310	-	255,500

Shares issued for purchase of intangible asset	-	18,000	18	33,282	-	33,300

Stock-based (stock option) compensation expense	-	-	-	608,000	-	608,000

Net loss	-	-	-	-	(2,439,007)	(2,439,007)

Balance, April 30, 2009	-	40,684,818	$40,685	$2,205,115	$(2,885,856)	$(640,056)

See accompanying notes to financial statements

CROWDGATHER, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(2,439,007)	$(410,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,061	1,925
Stock-based compensation	608,000	-
Stock issued for services	255,500	-
Changes in operating assets and liabilities:		(10,950)
Prepaid expenses	2,478	(11,000)
Security deposits	11,000	36,022
Accounts payable and accrued expenses	80,368	800
Income taxes payable	-	-
Unearned revenue	12,500	-

Net cash provided by (used in) operating activities	(1,446,100)	(393,378)

Cash flows from investing activities:
Purchase of property and equipment	(90,573)	(19,260)
Proceeds from the sale of computer equipment	1,996	-
Deposit in escrow	75,334	(75,334)
Purchase of intangible assets	(465,989)	(107,221)

Net cash used in investing activities	(479,233)	(201,815)

Cash flows from financing activities:
Proceeds from related party notes	50,000	312,890
Repayment of related party notes	-	(312,890)
Proceeds from the sale of common stock	420,000	890,000
Proceeds from issuance of convertible debt	1,162,000	-

Net cash provided by financing activities	1,632,000	890,000

Net increase (decrease) in cash	(293,333)	294,807
Cash, beginning of period	295,934	1,127
Cash, end of period	$2,601	$295,934

Supplemental disclosure of cash flow information: Cash paid for: Interest	$62,283
		$-
Income taxes	$800	$-
Non-cash transactions: Issuance of common stock for intangible assets	$33,300	$-
Stock issued for services	$255,500	$-
Stock based compensation (stock option)	$608,000	$-

See accompanying notes to financial statements

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

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

On April 2, 2008, the Company, General Mayhem LLC (“General”) and the Company’s wholly owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (“the “Merger”) closed on April 8, 2008. The Merger resulted in General merging into the Acquisition Subsidiary, with the Acquisition Subsidiary surviving. Prior to the Merger, the Company effected a 13-for-1 stock split of its shares. All share numbers presented in the accompanying financial statements have been adjusted to reflect the stock split. Each share of General was converted into and became one (1) share, on a post-stock split basis, such that former members of General held 26,000,000, or approximately 64.9%, of the outstanding shares of the Company immediately following the Merger. On April 8, 2008, pursuant to the Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast and Acquisition Subsidiary, the Acquisition Subsidiary merged with and into WestCoast, with WestCoast surviving. In connection with the latter merger, WestCoast changed its name to CrowdGather, Inc.

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

Concentrations of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  At April 30, 2009, the Company did not have any balances in these accounts in excess of the FDIC insurance limits.

For the year ended April 30, 2009, three customers accounted for approximately $76,000 or 68% of total revenues.

Fixed Assets

Fixed assets consist of computer hardware and software and are stated at cost and depreciated or amortized, net of salvage value, using the straight-line method over the estimated useful lives of the assets

Fair Value of Financial Instruments

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

Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment may exist.  As required by SFAS 142, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and accordingly, records the loss. Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) discussed below.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS 144, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value. During 2008 and 2009, the Company determined that there were no impairment indicators of significance and therefore no impairment was recognized.

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of April 30, 2009, the Company had $1,162,000 convertible debt that could be converted into 1,223,904 shares of the Company’s common stock and approximately 613,750 of vested stock options that could be converted into approximately 547,202 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

      Revenue Recognition

The Company currently works with third-party advertising networks and advertisers pay for advertising on a cost per thousand views, cost per click or cost per action basis.  Additionally the Company has entered into a web based software development contract with a customer, for which revenue is accounted for in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.  All sales are recorded in accordance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Revenue is recognized when all the criteria have been met:

•	When persuasive evidence of an arrangement exists.

•	The services have been provided to the customer.

•	The fee is fixed or determinable.

•	Collectability is reasonably assured.

Revenue deferrals relate to the timing of revenue recognized for the sale of software in which the customer has already paid for the development costs in advance.  Revenue is recognized ratably over the period in which the services are to be performed.

Stock Based Compensation

The Company accounts for stock option grants to employees and directors in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recent Accounting Pronouncements

FASB Staff Position No. APB 14-1 – In May, 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principals Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 is not expected to have a material impact on our results of operations or financial position.

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   The impact that the adoption of SFAS 141(R) will have on the Company’s financial statements will depend on the nature, terms and size of its business combinations that occur after the effective date.

SFAS No. 157 – On May 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS No. 13, “Accounting for Leases”. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on the Company’s financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 168 – In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”  (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), EITF, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means August 1, 2009 for CrowdGather, Inc. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

SFAS No. 165 – In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.165“Subsequent Events.” SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company is currently evaluating the impact that the adoption of SFAS No. 165 will have on its financial statements.

EITF No. 07-5 – In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

FSP EITF No. 03-6-1 – In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”.  This FSP was effective for the Company on February 1, 2009 and requires that all prior-period earnings-per-share data that are presented be adjusted retrospectively. The Company does not expect FSP 03-6-1 to have a material impact on its earnings per share calculations.

FSP No. 157-3 – In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to the Company’s financial assets and liabilities recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on its financial statements.

2   GOING CONCERN

The Company has incurred a net loss of $2,439,007 for the year ended April 30, 2009 and has an accumulated deficit of $2,885,856 as of April 30, 2009, and additional debt or equity financing will be required by the Company to fund its activities and to support its operations.  However, there is no assurance that the Company will be able to obtain additional equity or debt financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new services on a continual and timely basis so that profitable operations can be attained.

3.   INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash and stock in the amount of $499,288 during the year ended April 30, 2009 and a total of $606,610 since inception. These assets have been determined to have indefinite lives.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of April 30, 2009, the Company has estimated the fair value of intangibles exceed their carrying amounts and no impairment of intangible assets has occurred.

4.   NOTE PAYABLE TO RELATED PARTY

On April 8, 2009 the Company issued a promissory note to its majority shareholder for $50,000, due in 60 days from the date of the note.  In the event the note is not repaid in the 60 day period, interest at 10% will accrue for two years. The note was subsequently repaid on May 29, 2009. (See Note 9 “Subsequent Events”).

5.   CONVERTIBLE NOTES PAYABLE

Agreement #1

On July 8, 2008, the Company issued a convertible promissory note to one of its shareholders for $500,000 (“Convertible Note”).  The convertible note is due in one year and bears interest at an annual rate of 8%.  The convertible note has a mandatory conversion feature by which it will automatically convert to shares of the Company’s common stock immediately before the closing of a transaction or series of transactions in which the Company sells equity securities in an amount equal to or greater than $2,000,000 (“Next Equity Financing”). The holder of the convertible note will receive shares at a rate that represents a discount of 15% to the price per share in the Next Equity Financing. In connection with the issuance of the convertible note, the Company also agreed that the holder will be entitled to a grant of warrants in an amount to be determined at the time of the Next Equity Financing.  The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC. The event triggering the 15% discount has not occurred during the period ended, therefore no beneficial conversion expense has been recognized by the Company.

Agreement #2

On September 25, 2008, the Company issued a convertible promissory note to one of its  shareholders for $200,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

      Agreement #3

On October 31, 2008, the Company issued a convertible promissory note to one of its shareholders in exchange for $170,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

Agreement #4

On December 3, 2008, the Company issued a convertible promissory note to one of its  shareholders in exchange for $110,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $1.40 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.
      Agreement #5

On January 9, 2009, the Company issued a convertible promissory note to one of its shareholders in exchange for $90,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $1.25 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

      Agreement #6

On February 11, 2009, the Company issued a convertible promissory note to one of its shareholders in exchange for $60,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $0.90 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

      Agreement #7

On March 10, 2009, the Company issued a convertible promissory note to one of its shareholders in exchange for $32,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of the Company’s common stock at a conversion price of the lower of (i) $0.70 per share or, (ii) the price per share of the Company’s next transaction or series of related transactions in which the Company sells equity securities and in which the gross proceeds to the Company equal or exceed $2,000,000. The convertible note was issued in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the SEC.

On May 29, 2009, $150,000 of the above notes was repaid and the remaining balance of the notes plus accrued interest of approximately $62,000 were exchanged for an 18 month secured convertible debenture. (See Note 9 “Subsequent Events”).

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

6.  COMMON STOCK

In March 2008, the Company effected a 13-for-1 stock split of its Shares. All share numbers presented in the accompanying financial statements have been adjusted to reflect the stock split.

In April 2008, in conjunction with the Merger Agreement, a major shareholder cancelled 25,943,182 shares of its common stock and the Company issued 26,000,000 shares of its common stock to the former members of General.

In April 2008, the Company issued 1,000,000 shares of its common stock in connection with a subscription agreement and received $890,000.

In June 2008, the Company sold 420,000 shares of its common stock to an investor for $420,000.

In July 2008, the Company issued 18,000 shares of its common stock for the purchase of an intangible asset.

In August 2008, the Company’s board of directors amended the Company’s Articles of Incorporation to authorize the issuance of up to 25,000,000 shares of a class of preferred stock and to give the board of directors the authority to set the preferences and designations on that class.

In August 2008, the Company issued 15,000 shares of its common stock to an advisory firm pursuant to a consulting and advisory agreement which expired September 30, 2008.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2009 was $22,500.

In October 2008, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $3,000 and 5,000 shares of its restricted common stock per month.  The shares were valued at $23,250 based on the fair value of the shares on the date of the contract and have been charged to expense over the term of the agreement which was for three months and expired December 31, 2008.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2009 was $23,250.

In October 2008, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 60,000 shares of its restricted common stock.  The shares were valued at $93,000 based on the fair value of the shares on the date of the contract and have been charged to expense over the term of the agreement which was for three months and expired December 31, 2008.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2009 was $93,000.

In October 2008, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 60,000 shares of its restricted common stock.  The shares were valued at $90,000 based on the fair value of the shares on the date of the contract and have been charged to expense over the term of the agreement which was for three months and expired January 6, 2009.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2009 was $90,000.

In October 2008, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the firm 25,000 shares of its restricted common stock.  The shares were valued at $35,750 based on the fair value of the shares on the date of the contract and have been charged to expense over the term of the agreement which was for three months and expired January 23, 2009.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2009 was $35,750.

In January 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm 5,000 shares of its restricted common stock per month.  The shares were valued at $18,000 based on the fair value of the shares on the date of the contract and are being charged to expense over the term of the agreement which is for three months and expired March 31,
2009.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2009 was $6,000.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008
7.   STOCK OPTIONS

In May 2008 the board of directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the year ended April 30, 2009, the Company issued 3,310,000 stock options and cancelled 750,000 stock options for a net outstanding of 2,560,000, exercisable at various dates through December 2012 and for various prices ranging from $1.00 - $1.55, and convertible into approximately 2,263,074 shares of the Company’s common stock to employees and consultants pursuant to the Plan.  The compensation cost for the year ended April 30, 2009 was $608,000, and is included in operating expenses.

For the years ended April 30, 2009 and 2008, the Company recognized $608,000 and $-0-, respectively, of stock-based compensation costs as a result of the issuance of options to employees and consultants.  These costs were calculated in accordance with SFAS 123(R) and are reflected in operating expenses.

Stock option activity was as follows for the year ended April 30, 2009:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2008	-	$-	-	$-
Granted	3,310,000	1.19	3.08	-
Forfeited/Expired	(750,000)	1.00	3.14	-
Exercised	-	-	-	-

Outstanding, April 30, 2009	2,560,000	$1.17	3.06	$-
Exercisable, April 30, 2009	613,750	$1.16	3.04	$-

A summary of the status of the Company’s unvested shares as of April 30, 2009 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2008	-	$-
Granted	3,310,000	0.94
Vested	(613,750)	(0.91)
Forfeited/Expired	(750,000)	(1.00)

Non-vested balance, April 30, 2009	1,946,250	$0.93

As of April 30, 2009, total unrecognized stock-based compensation cost related to unvested stock options was $1,817,859, which is expected to be recognized over a weighted-average period of approximately 3.06 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Years Ended April 30,
	2009	2008
Risk-free interest rate	1.08%	N/A
Expected volatility	125.00%	N/A
Expected option life (in years)	2.00	N/A
Expected dividend yield	0.00%	N/A

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of the Company’s public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with SAB No. 107, as amended by SAB No. 110.

8.    PROVISION FOR INCOME TAXES

For the year ended April 30, 2009, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of April 30, 2009, the Company had federal and state net operating loss carry forwards of approximately $2,885,856 which can be used to offset future federal and state income taxes.  The federal and state net operating loss carry forwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of April 30, 2009, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

Federal net operating loss (at 34%)	$894,000
State net operating loss (at 8.84%)	255,000

1,149,000
Less: valuation allowance	(1,149,000)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $784,000 during the year ended April 30, 2009.

9.    SUBSEQUENT EVENTS

On May 4, 2009 the Company issued a promissory note to its majority shareholder for $54,000, due in 60 days of the date of the note.  In the event the note is not repaid in the 60 day period, interest at 10% will accrue for two years. The note was subsequently repaid on May 29, 2009.

On May 21, 2009, the Company closed the first tranches of a private offering of 18-month secured convertible debentures (“Debentures”) with a limited number of foreign institutional purchasers.  As of the initial closing, the Company received cash proceeds of $1,300,000, and approximately $1,075,000 in previously issued short-term promissory obligations were exchanged for the new Debentures.  In connection with the initial closing, the Company granted warrants (exercisable at $0.70 per share – the closing market price on May 21, 2009, the date of signature of the cash purchasers on their subscription agreements) to purchase an aggregate of up to 1,599,997 shares of the Company’s common stock.  Pursuant to the Company’s agreements with the purchasers, the Company was permitted to close a subsequent tranche of up to $1.1 million in cash proceeds not later than July 15, 2009.

The Debentures bear interest at a rate of 8 % per annum, which is due and payable upon conversion or upon maturity in November 2010.  The majority of the Debentures are convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 20% discount to the volume weighted average share price (VWAP) for the 10 days prior to the date of conversion.  The remaining Debentures ($532,500 of initial principal value) that were exchanged by the holders of existing short-term promissory notes are convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 32% discount to the VWAP for the 10 days prior to the date of conversion.

After repayment of certain current debt obligations, approximately $1,000,000 will be available for the Company’s general corporate purposes and working capital.  Following the closing, the Company no longer has any short-term debt obligations.

In order to mitigate the impact of dilution to the Company’s stockholders if, when, and as, at least $2,000,000 of Debentures are converted into common shares, the Company’s Chairman and CEO, Sanjay Sabnani, agreed to surrender to the Company’s treasury 5,000,000 shares of common stock for cancellation.  In addition, holders of approximately 61% of the Company’s outstanding shares of common stock (including the Company’s majority and largest stockholder, and all of the Company’s employees and directors, as well as outside consultants) agreed to a one-year “lock-up” of their shares.  During the period that expires on May 21, 2010, none of the 25.1 million shares owned by such parties may be sold, transferred, or otherwise disposed of, other than in connection with an offer made to all of the Company’s stockholders in connection with merger, consolidation, or similar transaction involving the Company.

On May 26, 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm 7,000 shares of its restricted common stock per month for three months beginning May 26, 2009 and $2,000 a month for four months beginning May 26, 2009.

On May 26, 2009, the Company appointed Mr. Chuck Timpe as a director of the Company and accordingly granted Mr. Timpe 325,000 options to purchase shares of the Company’s common stock at an exercise price of $0.86 per share.

On May 26, 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm 20,000 shares of its restricted common stock per month for three months beginning May 26, 2009 and $2,000 a month for four months beginning May 26, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except as specified below.

On April 2, 2008 (Closing), we dismissed Dale Matheson Carr-Hilton Labonte, LLP (“Dale Matheson”) as our principal accountant effective on such date, and we appointed Mendoza Berger & Company, LLP (“Mendoza”) as our new principal accountant.  Dale Matheson’s report on our financial statements for fiscal years 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2006 and 2007, and the subsequent interim period through Closing, there were no disagreements with Dale Matheson on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of  Dale Matheson, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-K.

We engaged Mendoza as our new independent accountant as of Closing.  During fiscal years 2006 and 2007, and the subsequent interim period through Closing, we nor anyone on our behalf engaged Mendoza regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of April 30, 2009, the date of this report, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as described below under management's report on internal control over financial reporting.

Management's annual report on internal control over financial reporting.

Sanjay Sabnani, our Chief Executive Officer, and Gaurav Singh, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	39	CEO, President, Secretary and Director
Gaurav Singh	32	Chief Financial Officer
Jonathan R. Dariyanani	38	Director
James A. Sacks	43	Director
Chuck Timpe	62	Director

Sanjay Sabnani. Sanjay Sabnani is our Chief Executive Officer, President, and Secretary since April 2, 2008 and became one of our directors shortly thereafter. Mr. Sabnani founded General Mayhem, LLC in May 2004. While building General Mayhem, LLC’s operations and network communities Mr. Sabnani has served senior executive roles in several public companies including: executive vice president, strategic development at Hythiam, Inc. (NASDAQ:HYTM) from April 2004 to December 2007; and president and director at Venture Catalyst, Inc. (NASDAQ:VCAT), from July 1999  to November 2000. Mr. Sabnani assisted in raising over $200 million in public equity financing for these companies, and served as the chief strategist and communicator for these businesses during his tenure with each. In addition, Mr. Sabnani has served as chairman of the board of two distinguished non-profits: Artwallah (arts festival); and TiE SoCal (venture capital networking).Mr. Sabnani was also the founder of a California charity, EndDependence (scholarships for addiction treatment).Mr. Sabnani received his BA in English Literature from UCLA in 1999.  Mr. Sabnani is not an officer or director of any other reporting company.

Gaurav Singh. Mr. Singh began working with us in April 2008 and was appointed to his current position as Chief Financial Officer in November 2008.  Prior to that, Mr. Singh was the director of finance for MD Synergy LLC from 2007 to 2008; from 2002 to 2006, he was controller, and then administrator for Specialty Surgical Center. Mr. Singh holds a masters degree in business administration from the Anderson School at UCLA, earned in 2002, and a bachelor’s degree in business studies from the Delhi University, earned in 1997. Mr. Singh is not an officer or director of any other reporting company. Mr. Singh is not an officer or director of any other reporting company.

Jonathan R. Dariyanani. Mr. Dariyanani has been a member of our Board of Directors since September 2008. Mr. Dariyanani has been the principal of Zoma Law Group/Zoma Ventures in New York since 1999.  From 2003 to 2004, Mr. Dariyanani also served as the director of ESL for Leapfrog Enterprises, Inc.  From 1997 to 1999, he was an associate attorney at the Palo Alto, California office of Wilson Sonsini Goodrich and Rosati.  Mr. Dariyanani is licensed to practice law in California. Mr. Dariyanani holds a Juris Doctor from Duke University, earned in 1997, and a bachelor’s degree in legal studies from the University of California at Berkeley, which he earned in 1993.  Mr. Dariyanani is not an officer or director of any other reporting company.

James A. Sacks. Mr. Sacks has been a member of our Board of Directors since September 2008. Mr. Sacks founded JAS Holdings in 2001, which provides contract sales services for medical business process outsourcing providers. From 1995 to 2000, Mr. Sacks was a registered securities principal for Joseph Charles & Associates.  From 2000 to 2001, he served as a principal and the corporate secretary for Metropolitan Capital Partners.  In 2002, he also served as a registered securities principal for West Park Capital. Mr. Sacks is not an officer or director of any other reporting company.

Chuck Timpe. Mr. Timpe has been a member of our Board of Directors since May 2009. Mr. Timpe is a seasoned director and financial executive and has served as a director since 1998 for IPC The Hospitalist Company (IPCM – NASDAQ) and as an advisor to CrowdGather since October 2008. From June 2003 to November 2008, Mr. Timpe served as the chief financial officer of Hythiam, Inc. (HYTM—NASDAQ). Prior to joining Hythiam, Mr. Timpe was chief financial officer, from its inception in February 1998 to June 2003, of Protocare, Inc., a clinical research and pharmaceutical outsourcing company which merged with Radiant Research, Inc. in March 2003. Previously, he was a principal in two private healthcare management consulting firms he co-founded, chief financial officer of National Pain Institute, treasurer and corporate controller for American Medical International, Inc. (now Tenet Healthcare Corp.; THC—NYSE), and a member of Arthur Andersen, LLP’s healthcare practice, specializing in public company and hospital system audits. Mr. Timpe is currently a business consultant. Mr. Timpe received his B.S. from University of Missouri, School of Business and Public Administration, and is a certified public accountant.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the Board of Directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, directors receive no cash compensation.

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

Corporate Governance.

Director Independence.  We believe that Jonathan R. Dariyanani, James A. Sacks and Chuck Timpe are independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Committees. Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our  Board of Directors may undertake a review of the need for these committees in the future.

Security holders may send communications to our Board of Directors by writing to 20300 Ventura Blvd. Suite 330, Woodland Hills, CA 91364, attention Board of Directors.

Audit Committee and Financial Expert. Presently, our Board of Directors acts as the audit committee, and Chuck Timpe acts as the audit committee financial expert.

During the next six to twelve months, we hope to establish a formal audit committee, which will be responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the independent auditor and any outside advisors engaged by the audit committee. We will adopt an audit committee charter when we establish the audit committee.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the year ending April 30, 2009.

Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani President, Secretary	2009	172,384	0	0	472,016	0	0	0	644,400
Gaurav Singh, CFO	2009	101,607	0	0	352,211	0	0	36,900	490,718

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

1.
If terminated without Good Cause (as defined below), Gaurav Singh is entitled to one month of severance pay equal to one month of his base salary during the first six months of employment and severance pay equal to three months of his base salary in cash, restricted Company stock or some combination thereof, as determined in the sole discretion of the Company if terminated after six months of employment.

A termination shall be for “Good Cause” if the officer, in the subjective good faith opinion of the Company, shall

1.	Commit and act of fraud, moral turpitude, misappropriation of funds or embezzlement;
2.	Breach his/her fiduciary duty to the Company, including, but not limited to, acts of self-dealing (whether or not for personal profit);
3.	Materially breach this agreement , the confidentiality agreement, or the Company’s written Code of Ethics as adopted by the Board of Directors;
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

Stock Options/SAR Grants.  On May 9, 2008, the Board of Directors granted 400,000 options with an exercise price of $1.00 per share to Gaurav Singh. On June 20, 2008, the Board of Directors granted 400,000 options with an exercise price of $1.49 per share to Sanjay Sabnani. On November 17, 2008, the Board of Directors granted 30,000 options with an exercise price of $1.50 per share to Gaurav Singh. All of the options covered by each grant vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended April 30, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Sanjay Sabnani CEO, President, and Secretary	100,000	300,000	400,000	$1.49	06/20/2018	0	0	0	0
Gaurav Singh CFO and Principal Accounting Officer	100,000	300,000	400,000	$1.00	05/09/2018	0	0	0	0
	3,750	26,250	30,000	$1.50	11/17/2018	0	0	0	0

All of the options specified above vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant. There have been no exercises of stock options by either of the above named executive officers during the year April 30, 2009.

Long-Term Incentive Plans. As of April 30, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation in the event of termination of employment or change in control of our company.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani, director	0	0	0	0	0	0	0
Jonathan Dariyanani director	0	0	0	0	0	0	0
James Sacks, director	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 22, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)
Common Stock	Sanjay Sabnani 19069 Braemore Road Northridge, California 91326	22,110,550 shares (1) CEO, President, Secretary, Treasurer and director	54.34%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	21,210,550 shares	52.13%
Common Stock	Vinay Holdings (4) P.O. Box 983 Victoria, Mahe, Republic of Seychelles	2,664,450 shares, 5% Owner	6.54%
Common Stock	Gaurav Singh c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	630,000 shares (5), CFO	1.54%
Common Stock	Jonathan R. Dariyanani c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	140,000 shares, Director	*
Common Stock	James A. Sacks c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	175,000 shares, Director	*
Common Stock	Chuck Timpe c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	375,000 shares (6) Director	*
Common Stock	All directors and named executive officers as a group	22,310,550 shares	54.83%
* Denotes less than 1%.
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
(3) Based on 40,684,818 common shares issued and outstanding as of July 28, 2009.
(4) Parshotam Shambhunath Vaswani holds voting and dispositive power over the shares of Vinay Holdings, Ltd.
(5) Includes 200,000 shares of common stock held of record by Gaurav Singh and 430,000 shares of common stock underlying options granted to Mr. Singh
(6) Consists of 375,000 shares of common stock underlying options granted to Chuck Timpe.

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

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

On July 8, 2008, we issued a convertible promissory note to one of our shareholders for $500,000.  The convertible note is due in one year, or upon default, whichever is earlier, and bears interest at the annual rate of 8%.  The convertible note has a mandatory conversion feature by which it will automatically convert to shares of the our common stock immediately before the closing of a transaction or series of transactions in which the Registrant sells equity securities in an amount equal to or greater than $2,000,000 (“Next Equity Financing”). The holder of the convertible note will receive shares at a rate that represents discount of 15% to the price per share in the Next Equity Financing. In connection with the issuance of the convertible note, we also agreed that the holder will be entitled to a grant of warrants in an amount to be determined at the time of Next Equity Financing.

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

On October 31, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $170,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

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

On January 9, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $90,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.25 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On February 11, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $60,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.90 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On March 10, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $32,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.70 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On May 21, 2009, we closed a private offering of 18-month secured convertible debentures.  As part of the initial closing $150,000 of the above notes was repaid and the remaining balance of the notes plus accrued interest of approximately $62,000 were exchanged for an 18 month secured convertible debenture. Following the closing, we had no short-term debt obligations.

On May 4, 2009, we issued a promissory note to our majority shareholder for $54,000, due in 60 days from the date of the note.  In the event the note is not repaid in the 60 day period, interest at 10% will accrue for two years. The note was subsequently repaid on May 29, 2009.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Director Independence.  We believe that Jonathan R. Dariyanani, James A. Sacks and Chuck Timpe are independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $57,746.65 and $28,141, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2009 and 2008, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2009 and 2008, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $3,975 and $1,575, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.                                Description

2.1	Agreement and Plan of Merger by and among WestCoast Golf Experiences, Inc., General Mayhem LLC and General Mayhem Acquisition Corp., dated April 2, 2008*
2.2
Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast Golf Experiences, Inc., a Nevada corporation and General Mayhem Acquisition Corp., a Nevada corporation.*

3.1	Articles of Incorporation**
3.2	Bylaws of the Company**
3.3	Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008*
3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008*
10.1	2008 Stock Option Plan***
14	Code of Ethics****
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Incorporated by reference to our Report on Form 8-K filed on April 8, 2008.
**         Incorporated by reference to Registration Statement on Form SB-2 filed on June 20, 2005.
***       Incorporated by reference to our Report on Form 8-K filed on June 24, 2008.
****     Incorporated by reference to our Report on Form 8-K filed on July 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc. a Nevada corporation

July 29, 2009	By:	/s/ Sanjay Sabnani
Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

July 29, 2009	By:	/s/ Gaurav Singh
Gaurav Singh
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:       /s/ Sanjay Sabnani                                                                        July 29, 2009
Sanjay Sabnani
Its:        CEO, President, Secretary and a director
(Principal Executive Officer)

By:       /s/ Jonathan Dariyanani                                                                      July 29, 2009
Jonathan Dariyanani
Its:       director

By:       /s/ James Sacks                                                                           July 29, 2009
James Sacks
Its:        director

By:       /s/ Chuck Timpe                                                                           July 29, 2009
Chuck Timpe
Its:        director