Form 10-Q
period 2009-07-31
CrowdGather, Inc.
filed 2009-09-14
CIK 1328670

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52143

CrowdGather, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2706319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20300 Ventura Blvd. Suite 330, Woodland Hills, California 91364
(Address of principal executive offices)

(818) 435-2472
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

As of September 14, 2009, there were 40,684,818 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CROWDGATHER, INC.
CONDENSED BALANCE SHEETS

ASSETS
	July 31, 2009 (Unaudited)	April 30, 2009
Current assets
Cash	$767,634	$2,601
Prepaid expenses and deposits	3,472	8,472

Total current assets	771,106	11,073

Property and equipment, net of accumulated depreciation of $37,435 and $29,086, respectively	78,113	83,951

Intangible assets	614,410	606,610
Total assets	$1,463,629	$701,634

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses Accrued interest	$43,529 39,571	$54,107 62,283
Income taxes payable	800	800
Unearned revenue	5,000	12,500
Note payable	-	50,000
Convertible notes payable	-	1,162,000

Total current liabilities	88,900	1,341,690

Long-term liabilities
Convertible notes payable, net of debt discount	1,711,209	-

Total liabilities	1,711,209	1,341,690

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 975,000,000 shares authorized, 40,684,818 issued and outstanding, respectively	40,685	40,685
Additional paid-in capital	3,653,043	2,205,115
Stock issuance obligation	122,160	-
Accumulated deficit	(4,152,368)	(2,885,856)

Total stockholders’ equity (deficit)	(336,480)	(640,056)

Total liabilities and stockholders’ equity (deficit)	$1,463,629	$701,364

See accompanying notes to financial statements

CROWDGATHER, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
UNAUDITED

	2009	2008
Revenue	$53,071	$9,636
Operating expenses	(652,160)	(566,377)
Loss from operations	(599,089)	(556,741)

Other income (expense):
Interest income	802	659
Interest expense	(39,571)	(2,500)
Amortization of debt discount	(64,283)	-
Loss on extinguishment of debt	(563,571)	-
Other income (expense), net	(666,623)	(1,841)

Net loss before provision for income taxes	(1,265,712)	(558,582)

Provision for income taxes	800	800

Net loss	$(1,266,512)	$(559,382)
Weighted average shares outstanding- basic and diluted	40,684,818	40,247,318

Net loss per share – basic and diluted	$(0.03)	$(0.01)

See accompanying notes to financial statements

CROWDGATHER, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
UNAUDITED

	2009	2008
Cash flows from operating activities:
Net loss	$(1,266,512)	$(559,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,349	1,447
Stock-based compensation	157,000	140,000
Stock issued for services	122,160	7,500
Amortization of debt discount	64,283	-
Loss on extinguishment of debt	563,571	-
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(3,022)
Other receivable	-	(1,500)
Security deposits	-	(1,647)
Accounts payable and accrued expenses	28,993	25,441
Unearned revenue	(7,500)	-
Net cash used in operating activities	(324,656)	(391,163)
Cash flows from investing activities:
Purchase of property and equipment	(2,511)	(29,927)
Deposit in escrow	-	75,334
Purchase of intangible assets	(7,800)	(438,970)

Net cash used in investing activities	(10,311)	(393,563)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	420,000
Proceeds from issuance of debt	1,354,000	500,000
Repayment of debt	(254,000)	-

Net cash provided by financing activities	1,100,000	920,000

Net increase in cash	765,033	135,274
Cash, beginning of period	2,601	295,934
Cash, end of period	$767,634	$431,208
Supplemental disclosure of cash flow information: Cash paid for: Interest	$-
		$-
Income taxes	$800	$-
Non-cash transactions: Issuance of common stock for intangible assets	$-	$33,300
Stock based compensation	$157,000	$140,000
Stock issued for services	$122,160	$7,500

See accompanying notes to financial statements

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Nature of Operations

CrowdGather, Inc. is an internet company that specializes in developing and hosting forum based websites and is headquartered in Woodland Hills, California.

CrowdGather, Inc. (formerly WestCoast Golf Experiences, Inc., or “WestCoast”), (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2005.

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

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of CrowdGather, Inc. for the year ended April 30, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2009, included in the Company’s annual report on Form 10-K.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)

Further, in connection with preparation of the condensed unaudited financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of July 31, 2009 through the issuance date of September 14, 2009.

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

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
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

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of July 31, 2009, the Company had $2,374,283 convertible debt that could potentially be converted into 3,690,282 shares of the Company’s common stock, 1,599,997 warrants and approximately 610,625 of vested stock options that could be converted into 610,625 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company currently works with third-party advertising networks and advertisers pay for advertising on a cost per thousand views, cost per click or cost per action basis.  Additionally the Company has entered into a web-based software development contract with a customer, for which revenue is accounted for in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.  All sales are recorded in accordance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”  Revenue is recognized when all the criteria have been met:

• When persuasive evidence of an arrangement exists.
• The services have been provided to the customer.
• The fee is fixed or determinable.
• Collectability is reasonably assured.

Revenue deferrals relate to the timing of revenue recognized for the sale of software in which the customer has already paid for the development costs in advance.  Revenue is recognized ratably over the periods in which the services are performed.

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

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Stock Based Compensation (continued)

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its quarter ending July 31, 2009. There was no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its quarter ending July 31, 2009. There was no impact on the Company’s financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company included the required disclosures in its quarter ending July 31, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which became effective for fiscal years beginning after December 15, 2008 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this Statement on May 1, 2009. There was no impact on the Company’s financial statements upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

 In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective May 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements (continued)

Effective May 1, 2009, the Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statement- an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 will be applied prospectively.  The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and is applied within these financial statements.  The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168,  “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accounts, EITF, and related accounting literature.  SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.

2.	GOING CONCERN

The Company has incurred a net loss of $1,266,512 for the three months ended July 31, 2009 and has an accumulated deficit of $4,152,368 as of July 31, 2009, and additional debt or equity financing will be required by the Company to fund its activities and to support its operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

3.	FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

At July 31, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only as discussed under “Financial Instruments” in Note 1 above and as described below.

Valuation Hierarchy

SFAS 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

         Level 1.     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over-the-counter markets.

         Level 2.     Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

         Level 3.     Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

3.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

         Convertible notes payable, net of debt discount.     Market prices are not available for the Company's convertible notes payable, nor are market prices of similar convertible notes available. The Company assessed that the fair value of this liability approximates its carrying value due to its nature, the stated interest rate of the notes and the embedded conversion features as calculated.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following table presents the fair value of financial instruments as of July 31, 2009, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy described above.

Liabilities measured at fair value on a recurring and nonrecurring basis at July 31, 2009:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Convertible notes payable, net of debt discount	$-	$-	$1,711,209	$1,711,209

Total liabilities at fair value	$-	$-	$1,711,209	$1,711,209

4.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded federally insured limits.  The Company has not experienced any losses with respect to its cash balances.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

5.     INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash and stock in the amount of $7,800 during the three months ended July 31, 2009 and a total of $614,410 since inception. These assets have been determined to have indefinite lives.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of July 31, 2009, the Company does not believe any impairment of intangible assets has occurred.

6.     NOTES PAYABLE

On April 8, 2009 the Company issued a promissory note to its majority shareholder for $50,000.  The note was due 60 days from the closing of the transaction.  In the event the note was not repaid in the 60 day period, interest at 10% will accrue for two years.  The note was repaid May 29, 2009 and there was no balance outstanding at July 31, 2009.

On May 4, 2009 the Company issued a promissory note to its majority shareholder for $54,000.  The note was due 60 days from the closing of the transaction.  In the event the note was not repaid in the 60 day period, interest at 10% will accrue for two years.  The note was repaid May 29, 2009 and there was no balance outstanding at July 31, 2009.

7.     CONVERTIBLE NOTES PAYABLE

On May 21, 2009, the Company closed the first tranches of a private offering of its 18-month Secured Convertible Debentures (“Debentures”) with a limited number of foreign institutional purchasers.  During the initial closing, the Company received cash proceeds of $1,300,000, and approximately $1,075,000 in previously issued short-term promissory obligations were exchanged for the Debentures.  In connection with the initial closing, the Company granted warrants (exercisable at $0.70 per share – the closing market price on May 21, 2009, the date of signature of the cash investors on their Subscription Agreements) to purchase an aggregate of up to 1,599,997 shares of the Company’s common stock.

The Debentures bear interest at a rate of 8 % per annum, which is due and payable upon conversion or upon maturity in November 2010.  The majority of the Debentures are convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 20% discount to the volume weighted average share price (“VWAP”) for the 10 days prior to the date of conversion.  The remaining Debentures ($532,500 of initial principal value) that were exchanged by the holders of existing short-term promissory notes are convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 32% discount to the VWAP for the 10 days prior to the date of conversion.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

7.     CONVERTIBLE NOTES PAYABLE (continued)

Under EITF 98-5 and 00-27, the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes.  A debt discount of $727,357 was recorded thereby reducing the carrying value of the Debentures with a corresponding increase to additional paid-in capital. The debt discount is being amortized to interest expense over the term of the notes payable.  Total amortized interest expense for the three months ended July 31, 2009 was $64,283.

Under EITF 96-19, the $1,075,000 in previously issued short-term promissory obligations that were exchanged for the Debentures were considered to have been extinguished.  Accordingly, the Company recorded a $563,571 loss on extinguishment of debt which represents the difference between the fair value of the new debt and the original value of the exchanged debt.

8.     COMMON STOCK

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $8,000 in four payments and 21,000 shares of its restricted common stock over three months.  The shares were valued at $18,060 based on the fair value of the shares on the date of the contract. The term of the agreement is for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2009 was $18,060.

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $8,000 in four payments and 60,000 shares of its restricted common stock over three months.  The shares were valued at $51,600 based on the fair value of the shares on the date of the contract. The term of the agreement is for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2009 was $51,600.

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $2,500 and 75,000 shares of its restricted common stock.  The shares were valued at $52,500 based on the fair value of the shares on the date of the contract. The term of the agreement is for six months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2009 was $52,500.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

9.     STOCK OPTIONS

In May 2008 the board of directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the three months ended July 31, 2009, the Company issued 325,000 stock options for a total outstanding of 2,885,000 as of July 31, 2009, exercisable at various dates through May 2013 and for various prices ranging from $0.86 - $1.55, and convertible into approximately 2,885,000 shares of the Company’s common stock to employees, directors and consultants pursuant to the Plan.  The compensation cost for the three months ended July 31, 2009 was $157,000, and is included in operating expenses.

For the three months ended July 31, 2009 and 2008, the Company recognized $157,000 and $140,000, respectively, of stock-based compensation costs as a result of the issuance of options to employees, directors and consultants.  These costs were calculated in accordance with SFAS 123(R) and are reflected in operating expenses.

Stock option activity was as follows for the three months ended July 31, 2009:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2009	2,560,000	$1.16	3.04	$-
Granted	325,000	0.86	3.81	-
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, July 31, 2009	2,885,000	$1.13	2.96	$-
Exercisable, July 31, 2009	610,625	$1.15	2.83	$-

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

9.   STOCK OPTIONS (continued)

A summary of the status of the Company’s unvested shares as of July 31, 2009 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Non-vested balance, May 1, 2009 Granted	2,119,375	$0.93
Vested	325,000	0.68
Forfeited/Expired	(170,000)	(0.93)
	-	-

Non-vested balance, July 31, 2009	2,274,375	$0.89

As of July 31, 2009, total unrecognized stock-based compensation cost related to unvested stock options was $1,880,437, which is expected to be recognized over a weighted-average period of approximately 2.96 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended July 31,
	2009	2008
Risk-free interest rate	0.47%	2.08%
Expected volatility	125.00%	125%
Expected option life (in years)	4.00	2.00
Expected dividend yield	0.00	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of the Company’s public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with SAB No. 107, as amended by SAB No. 110.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009
UNAUDITED

10.   PROVISION FOR INCOME TAXES

For the three months ended July 31, 2009, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of July 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $3,500,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of July 31, 2009, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

Federal net operating loss (at 34%)	$1,190,000
State net operating loss (at 8.84%)	310,000

1,500,000
Less: valuation allowance	(1,500,000)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $351,000 during the three months ended July 31, 2009.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended July 31, 2009.

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

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.  Some of our representative properties include:

Forum Name	Target Community/Discussion Topic
ZuneBoards.com	Microsoft Zune community
Ngemu.com	Software emulators
Freepowerboards.com	Free forum hosting
ABXZone.com	Computer help
GenMay.com	Off-topic and humor
AdminFusion.com	Webmasters
MotorcycleForum.com	Motorcycles and scooters
AquaticPlantCentral.com	Aquascapes
VistaBabble.com	Microsoft Vista discussion
Fashion-Forums.org	Fashion
DemocracyForums.com	Politics
MJHQ.com	Celebrities and their fans
FoodForums.com	Food and dining
ActorsForum.com	Acting and theater arts
Pocketbikeplanet.com Clubxb.com Zealot.com Wiispace.com	Mini-bike owner society Scion xB owner community Hobby enthusiast forum Nintendo Wii enthusiast community

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

For the three months ended July 31, 2009, as compared to the three months ended July 31, 2008.

Results of Operations

Revenue. We realized revenues of $53,071 for the three months ended July 31, 2009, as compared to revenue of $9,636 for the three months ended July 31, 2008. The increase in revenues is attributable to three factors: the increase of advertising revenues from acquired properties; the increase in average effective CPM’s through improved optimization of our network properties; and our efforts in generating services revenues. We anticipate that as we operate our new business and expand our holdings of websites and domain names, we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Additionally, we have decided to leverage our excess engineering capabilities towards developing web services applications for third-party customers.  This will not be a significant focus of ours going forward, but will help us towards reducing our net monthly operating deficit.

We have also decided to develop, market, and sell products that are focused on expanding our visibility amongst owners of forums.  The first such product will be our proprietary forum Content Management System (CMS), CrowdReport™.  We have already completed beta testing of our CMS on our busiest sites commencing in January, 2009 and based upon the insights we have received from the members of those respective communities, we are now developing the final feature specification.  We anticipate the initial free version of our CrowdReport™ CMS should be available for distribution beginning in October, 2009.

To implement our business plan during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing the capabilities of our existing online forums. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues to cover our estimated operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended July 31, 2009, our operating expenses were $652,160, including $287,509 of non-cash charges for depreciation and stock-based expense as compared to total operating expenses of $566,377 for the three months ended on July 31, 2008, including $148,947 of non-cash charges for depreciation and stock-based expense.  The increase between the comparable periods is primarily due to an increase in non-cash compensation to consultants, which increased from $7,500 for the three months ended July 31, 2008, to $122,160 for the three months ended July 31, 2009. This non cash compensation is related to restricted shares of common stock issued to non-employee consultants for services rendered.

We anticipate that our future ongoing expenses in fiscal 2010 will be similar to our 2009 expenses barring any additional overhead related to large acquisitions as we move forward with raising capital for further acquisitions. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business using the funds raised in our recent private offering.

Other Income and Expense. For the three months ended July 31, 2009, we also had other income of $802, interest expense of $39,571, interest expense related to the amortization of our debt discount in the amount of $64,283 and a loss on extinguishment of debt in the amount of $563,571 resulting in net other expense of $666,623.  By comparison, for the three months ended July 31, 2008, we had other income of $659 and interest expense of $2,500, resulting in net other expense of $1,841. The increase in net other expense between the comparable periods is primarily due to the interest expense, debt discount and loss on extinguishment of debt which resulted from the secured convertible debenture financing that we closed in May 2009.

Net Income or Loss.  For the three months ended July 31, 2009, our net loss was $1,266,512, as compared to a net loss of $559,382 for the three months ended July 31, 2008.  The increase in our net loss between the two periods was primarily due to an increase in other expenses, which resulted from interest expense, amortization of debt discount and the loss from extinguishment of debt associated with the secured convertible debenture financing that we closed in May 2009, and an increase in non-cash compensation to consultants, all as discussed above.

Liquidity and Capital Resources. Our total assets were $1,463,629 as of July 31, 2009, which consisted of cash of $767,634, prepaid expenses of $3,472, property and equipment with a net value of $78,113, and intangible assets of $614,410, represented by our domain names and other intellectual property owned.

Our current liabilities as of July 31, 2009, totaled $88,900, consisting of accounts payable and accrued expense of $43,529, accrued interest of $39,571, unearned revenue of $5,000 and income taxes payable of $800. We also had long term liabilities of $1,711,209 as of July 31, 2009, all of which is represented by convertible notes payable, net of the debt discount. The terms of those notes are described below. We had no other liabilities and no long-term commitments or contingencies at July 31, 2009.

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

After repayment of certain current debt obligations, approximately $1 million was available for our general corporate purposes and working capital. During the three months ended July 31, 2009, we used net cash of $324,656 in operations, and  as of July 31, 2009 we had a cash balance of $767,634.We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. Accordingly, we believe we will need to raise additional capital to sustain our operations and to expand our business to the point at which we are able to operate profitably. Other than anticipated increases in general and administrative expenses and the legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

 Our goal is to keep acquiring sites in order to keep driving revenue growth and achieve our goal of 50,000,000 monthly page-views within the next 12 months.  At this level we believe we will have achieved high enough pay-outs in certain key advertising verticals which we can then pass out to third-party forum owners with sites in those verticals through the form of commission based advertising sales agreements.  We will need access to acquisition financing in order to achieve this target and we are currently in discussions with various sources in order to procure this financing.  We are also offering site owners equity in our company through the form of restricted common shares in lieu of cash, or as a meaningful percentage of the purchase price.  If we are successful in using our equity in this fashion then it will obviate or reduce the need to procure alternate sources of financing.  In the event that we cannot access sufficient financing we will focus on launching and growing our own properties from our extensive portfolio of smaller forums and over 400 domain names.  If this occurs, we will also need to increase our revenues from product and services sales in order to address working capital deficits that will occur.

We are pursuing additional capital through public or private financing as well as borrowings and other sources, including our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available from external sources, we may be dependent on our officers, directors and/or shareholders to loan us funds to pay for our expenses to achieve our objectives over the next twelve months. In the event that we are unable to raise additional capital or borrow additional funds, we may be forced to undertake significant cost reductions or curtail operations.

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum CMS, CrowdReport™, and as a result most of the cost of this is covered within our engineering budgets.  We expect to invest under $50,000 for research and development over the next 12 months.

We do not anticipate that we will purchase any significant equipment except for computer equipment and furniture which we anticipate will cost approximately $50,000 over the next twelve months.

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

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at July 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of July 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

CrowdGather, Inc., a Nevada corporation

September 14, 2009	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

September 14, 2009	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)