Form 10-Q
period 2009-10-31
CrowdGather, Inc.
filed 2009-12-15
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-52143

CrowdGather, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2706319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of December 15, 2009, there were 40,765,818 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CROWDGATHER, INC.
CONDENSED BALANCE SHEETS

ASSETS
	October 31, 2009 (Unaudited)	April 30, 2009
Current assets
Cash	$459,867	$2,601
Prepaid expenses and deposits	4,172	8,472

Total current assets	464,039	11,073

Property and equipment, net of accumulated depreciation of $45,783 and $29,086, respectively	69,765	83,951

Intangible assets	619,055	606,610
Total assets	$1,152,859	$701,634

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$47,706	$54,107
Accrued interest	87,057	62,283
Income taxes payable	-	800
Unearned revenue	-	12,500
Note payable	-	50,000
Convertible notes payable	-	1,162,000

Total current liabilities	134,763	1,341,690

Long-term liabilities
Convertible notes payable, net of debt discount	1,805,125	-

Total liabilities	1,939,888	1,341,690

Stockholders’ equity
Common stock, $0.001 par value, 975,000,000 shares authorized, 40,765,818 and 40,684,818 issued and outstanding, respectively	40,766	40,685
Additional paid-in capital	3,883,622	2,205,115
Stock issuance obligation	52,500	-
Accumulated deficit	(4,763,917)	(2,885,856)

Total stockholders’ equity (deficit)	(787,029)	(640,056)

Total liabilities and stockholders’ equity (deficit)	$1,152,859	$701,634

See accompanying notes to financial statements

CROWDGATHER, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
UNAUDITED

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Revenues	$58,061	$20,625	$111,132	$30,261
Operating expenses	(529,143)	(768,783)	(1,181,303)	(1,335,160)
Loss from operations	(471,082)	(748,158)	(1,070,171)	(1,304,899)

Other income (expense):
Interest income	935	571	1,737	1,230
Interest expense	(47,486)	(11,667)	(87,057)	(14,167)
Interest expense, debt discount amortization	(93,916)	-	(158,199)	-
Loss on extinguishment of debt	-	-	(563,571)	-
Other income (expense), net	(140,467)	(11,096)	(807,090)	(12,937)

Net loss before provision for income taxes	(611,549)	(759,254)	(1,877,261)	(1,317,836)

Provision for income taxes	-	-	800	800

Net loss	$(611,549)	$(759,254)	$(1,878,061)	$(1,318,636)
Weighted average shares outstanding- basic and diluted	40,496,713	40,509,655	40,489,670	40,378,486

Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.03)

See accompanying notes to financial statements

CROWDGATHER, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
UNAUDITED

	2009	2008
Cash flows from operating activities:
Net loss	$(1,878,061)	$(1,318,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,697	6,365
Stock-based compensation	318,000	312,000
Stock issued for services	122,160	74,428
Amortization of debt discount	158,199	-
Loss on extinguishment of debt	563,571	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	4,300	5,489
Security deposits	-	(1,647)
Accounts payable and accrued expenses	79,856	1,437
Unearned revenue	(12,500)	-
Net cash used in operating activities	(627,778)	(920,564)

Cash flows from investing activities:
Purchase of property and equipment	(2,511)	(73,295)
Deposit in escrow	-	72,834
Purchase of intangible assets	(12,445)	(465,989)

Net cash used in investing activities	(14,956)	(466,450)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	420,000
Proceeds from issuance of debt	1,354,000	870,000
Repayment of debt	(254,000)	-

Net cash provided by financing activities	1,100,000	1,290,000

Net increase (decrease) in cash	457,266	(97,014)
Cash, beginning of period	2,601	295,934
Cash, end of period	$459,867	$198,920

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$-
Non-cash transactions:
Issuance of common stock for intangible assets	$-	$33,300
Stock-based compensation	$318,000	$312,000
Stock issued for services	$122,160	$74,428

See accompanying notes to financial statements

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009
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

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8, Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of CrowdGather, Inc. for the year ended April 30, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2009, included in the Company’s annual report on Form 10-K.

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

Identifiable Intangible Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists.  As required by ASC 350, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and accordingly, records the loss.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC 360, Property, Plant and Equipment  discussed below.

Impairment of Long-Lived Assets

In accordance with ASC 360, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair value.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of October 31, 2009, the Company had $2,374,283 convertible debt that could potentially be converted into 2,479,415 shares of the Company’s common stock, 1,599,997 warrants and approximately 770,625 of vested stock options that could be converted into 770,625 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

Revenue Recognition

The Company currently works with third-party advertising networks and advertisers pay for advertising on a cost per thousand views, cost per click or cost per action basis.  Additionally the Company has entered into a web-based software development contract with a customer, for which revenue is accounted for in accordance with ASC 985-605, Software – Revenue Recognition, and all related interpretations.  All sales are recorded in accordance with ASC 605, Revenue Recognition.  Revenue is recognized when all the criteria have been met:

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

Stock Based Compensation

The Company accounts for employee stock option grants in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by ASC 505-50, Equity – Disclosure. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009
UNAUDITED

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

On August 1, 2009, the Company adopted ASC 105-10, Generally Accepted Accounting Principles – Overall. ASC 105-10 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider an ASU as authoritative in its own right.  An ASU will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

On May 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information. ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On May 1, 2009, the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-65 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). FASB ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, FASB ASC 810-10-65 requires the presentation of non-controlling interests as equity in the Consolidated Balance Sheets, and separate identification and presentation in the Consolidated Statements of Income of net income attributable to the entity and the non-controlling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. FASB ASC 810-10-65 is effective as of January 1, 2009. The provisions of FASB ASC 810-10-65 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. The adoption of FASB ASC 810-10-65 did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted FASB ASC topic 815-40 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (formerly EITF 07-5). ASC topic 815-40 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under prior authoritative literature FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” ASC 815-40 is effective for fiscal years beginning after December 15, 2008. The adoption ASC topic 815-40 did not have a material impact on the Company’s financial statements.

2.	GOING CONCERN

The Company has incurred a net loss of $1,878,061 for the six months ended October 31, 2009 and has an accumulated deficit of $4,763,917 as of October 31, 2009, and additional debt or equity financing will be required by the Company to fund its activities and to support its operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009
UNAUDITED

3.	FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

At October 31, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes as described below.

The carrying value of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

         Level 1.     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

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

The following table presents the fair value of financial instruments as of October 31, 2009, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Liabilities measured at fair value on a recurring and nonrecurring basis at October 31, 2009:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Convertible notes payable, net of debt discount	$-	$-	$1,805,125	$1,805,125

Total liabilities at fair value	$-	$-	$1,805,125	$1,805,125

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009
UNAUDITED

4.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded federally insured limits.  The Company has not experienced any losses with respect to its cash balances.

5.    INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash in the amount of $12,445 during the six months ended October 31, 2009 and a total consideration of $619,055 since inception. These assets have been determined to have indefinite lives.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of October 31, 2009, the Company does not believe any impairment of intangible assets has occurred.

6.    NOTES PAYABLE

On April 8, 2009 the Company issued a promissory note to its majority shareholder for $50,000.  The note was due 60 days from the closing of the transaction.  In the event the note was not repaid in the 60 day period, interest at 10% would accrue for two years.  The note was repaid May 29, 2009 and there was no balance outstanding at October 31, 2009.

On May 4, 2009 the Company issued a promissory note to its majority shareholder for $54,000.  The note was due 60 days from the closing of the transaction.  In the event the note was not repaid in the 60 day period, interest at 10% would accrue for two years.  The note was repaid May 29, 2009 and there was no balance outstanding at October 31, 2009.

7.     CONVERTIBLE NOTES PAYABLE

On May 21, 2009, the Company closed the first tranches of a private offering of its 18-month Secured Convertible Debentures (“Debentures”) with a limited number of foreign institutional purchasers.  During the initial closing, the Company received cash proceeds of $1,300,000, and approximately $1,075,000 in previously issued short-term promissory obligations were exchanged for the Debentures.  In connection with the initial closing, the Company granted warrants to purchase an aggregate of up to 1,599,997 shares of the Company’s common stock, exercisable at $0.70 per share (the closing market price on May 21, 2009).

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

Under ASC 470, Debt, the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes.  A debt discount of $727,357 was recorded thereby reducing the carrying value of the Debentures with a corresponding increase to additional paid-in capital. The debt discount is being amortized to interest expense over the term of the notes payable.  Total amortized interest expense for the six months ended October 31, 2009 was $158,199.

In addition, the $1,075,000 in previously issued short-term promissory obligations that were exchanged for the Debentures were considered to have been extinguished.  Accordingly, the Company recorded a $563,571 loss on extinguishment of debt which represents the difference between the fair value of the new debt and the original value of the exchanged debt.

8.     COMMON STOCK

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $8,000 in four payments and 21,000 shares of its restricted common stock over three months.  The shares were valued at $18,060 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2009 was $18,060.

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $8,000 in four payments and 60,000 shares of its restricted common stock over three months.  The shares were valued at $51,600 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2009 was $51,600.

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $2,500 and 75,000 shares of its restricted common stock.  The shares were valued at $52,500 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2009 was $52,500.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009
UNAUDITED

 9.   STOCK OPTIONS

In May 2008 the board of directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the six months ended October 31, 2009, the Company issued 325,000 stock options for a total outstanding of 2,885,000 as of October 31, 2009, exercisable at various dates through May 2013 and for various prices ranging from $0.86 - $1.55, and convertible into approximately 2,885,000 shares of the Company’s common stock to employees, directors and consultants pursuant to the Plan.  The compensation cost for the six months ended October 31, 2009 was $318,000, and is included in operating expenses.

For the six months ended October 31, 2009 and 2008, the Company recognized $318,000 and $312,000, respectively, of stock-based compensation costs as a result of the issuance of options to employees, directors and consultants.  These costs were calculated in accordance with ASC 505 and are reflected in operating expenses.

Stock option activity was as follows for the six months ended October 31, 2009:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2009	2,560,000	$1.16	2.60	$2,333,372
Granted	325,000	0.86	3.56	339,102
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, October 31, 2009	2,885,000	$1.13	2.71	$2,672,474
Exercisable, October 31, 2009	770,625	$1.15	2.58	$700,140

A summary of the status of the Company’s unvested shares as of October 31, 2009 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2009	2,119,375	$0.92
Granted	325,000	0.86
Vested	(330,000)	0.89
Forfeited/Expired	-	-

Non-vested balance, October 31, 2009	2,114,375	$0.93

As of October 31, 2009, total unrecognized stock-based compensation cost related to unvested stock options was $1,719,036, which is expected to be recognized over a weighted-average period of approximately 2.71 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Six Months Ended October 31,
	2009	2008
Risk-free interest rate	0.47%	2.08%
Expected volatility	125.00%	125%
Expected option life (in years)	4.00	2.00
Expected dividend yield	0.00	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of the Company’s public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2009
UNAUDITED

10.    PROVISION FOR INCOME TAXES

For the six months ended October 31, 2009, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of October 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $4,000,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of October 31, 2009, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the Company’s ability to realize future taxable income and to recover its net deferred tax assets.

Federal net operating loss (at 34%)	$1,360,000
State net operating loss (at 8.84%)	350,000

1,710,000
Less: valuation allowance	(1,710,000)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $561,000 during the six months ended October 31, 2009.

11.    SUBSEQUENT EVENT

Website and Domain Name Acquisition Agreement

On November 4, 2009, the Company, entered into a website and domain name acquisition agreement with EnzoTen Media Inc. (“Acquisition Agreement”) pursuant to which the Company acquired the websites and domain names set forth below:

·	http://www. anythingbutipod.com
·	http://www.anythingbutiphone.com
·	http://www.anythingbutsansa.com
·	http://www.anythingbutzune.com
·	http://www.abimp3players.com
·	http://www.zuneelite.com

The Acquisition Agreement provides that the total purchase price to be paid in cash of $134,000 and the issuance of 104,000 shares of the Company’s common stock, valued at $130,000.  The terms of the Acquisition Agreement provide that the cash portion of the purchase price be paid in an initial payment of $50,000 upon the execution of the Acquisition Agreement and the balance to be paid in monthly amounts of $7,000 for each of the twelve months following the closing of the Acquisition Agreement.

Services Agreement

Concurrently with the closing of the Acquisition Agreement, the Company entered into a one-year services agreement engaging EnzoTen Media Inc. as an independent contractor to operate the websites acquired (“Services Agreement”).  The Services Agreement provides for the payment of monthly compensation of $3,000, plus a bonus after one year in the event of a 100% increase in web traffic and revenue.

In accordance with ASC 855 the Company has evaluated its subsequent events through December 14, 2009, the date the financial statements were issued.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended October 31, 2009.

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

Our Community of Online Forums.  Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations, and commerce.  Some of our representative properties include:

Forum Name	Target Community/Discussion Topic
Anythingbutipod.com	Consumer Electronics Media Player Community (purchased November 4, 2009)
ZuneBoards.com	Microsoft Zune Community
Ngemu.com	Software emulators
ABXZone.com	Computer help
GenMay.com	Off-topic and humor
MotorcycleForum.com	Motorcycles
AquaticPlantCentral.com	Aquascapes
IronMass.com	Bodybuilding
Tech-gfx.net	Graphic design
VistaBabble.com	Microsoft Vista discussion
Fashion-Forums.org	Fashion
DemocracyForums.com	Politics
Eternal-Allegiance.com	Celebrities and their fans
FoodForums.com	Food and dining
ActorsForum.com	Acting and theater arts
Pocketbikeplanet.com	Mini-bike owner society
Clubxb.com	Scion xB owner community
Freepowerboards.com	Free forum hosting
Zealot.com	Hobby enthusiast forum
Wiispace.com	Nintendo Wii enthusiast community

In addition, on November 4, 2009, we acquired the websites and domain names set forth below:

•	anythingbutipod.com
•	anythingbutiphone.com
•	anythingbutsansa.com
•	anythingbutzune.com
•	abimp3players.com
•	zuneelite.com

We have historically been reporting that the CrowdGather network represents an aggregate of approximately 16 to 20 million monthly page views and 1.3 to 1.7 million monthly unique visitors (new visitors to our network) based upon our own server analytics.  From this date forward we have decided to measure our monthly site traffic using Google analytics, the method preferred by the majority of advertisers and other publishers in the industry.  Based upon statistics from Google analytics, our monthly page views for the past twelve months would have ranged between 9.5 million to 15 million and our monthly unique visitors for the past twleve months would have ranged from 1.7 to 1.9 million. Additionally, approximately 2.9 million users have registered on CrowdGather Network sites to date with 1.7 million monthly discussions comprising over 40.5 million individual replies. Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

For the three months ended October 31, 2009, as compared to the three months ended October 31, 2008.

Results of Operations

Revenues. We realized revenues of $58,061 for the three months ended October 31, 2009, as compared to revenues of $20,625 for the three months ended October 31, 2008. This increased revenue is a result of increasing advertising related revenue and higher service revenues. The services revenues relate to leveraging our excess engineering capabilities towards developing web services applications for third-party customers.  This will not be a significant focus of ours going forward, but will help us towards reducing our net monthly deficit. We anticipate that as we operate our new business and expand our holdings of websites and domain names, we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

We have also decided to develop, market, and sell products that are focused on expanding our visibility amongst owners of forums.  The first such product will be our proprietary forum Content Management System (CMS), CrowdReport™.  We completed beta testing of our CMS on our busiest sites commencing in January, 2009, and based upon the insights we have received from the members of those respective communities, we are now developing the final feature specification. While we had anticipated that CrowdReport™ CMS would have been launched  for sale and distribution in October 2009, we were forced to delay the launch due to circumstances beyond our control resulting from the announcement by the developer of the forum software that they were launching an upgraded version of the forum software. As a result, we will delay the launch of CrowdReport™ CMS in order to ensure that it is compatible with this new upgraded forum software. We expect to be in a position to launch during our fiscal fourth quarter ending April 31, 2010.

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

Operating Expenses. For the three months ended October 31, 2009, our operating expenses were $529,143, as compared to total operating expenses of $768,783 for the three months ended on October 31, 2008.  The decrease between the comparable periods is primarily due to a decrease in salaries, which decreased from $206,586 for the three months ended October 31, 2008, to $129,448 for the three months ended October 31, 2009.   We also experienced decreases in our professional fees from $84,219 in the three months ended October 31, 2008 to $52,551 in the three months ended October 31, 2009, as well as a decrease in expenses related to independent consultants from $43,700 in the three months ended October 31, 2008 to $28,650 in the three months ended October 31, 2009.

We anticipate that our future monthly operating expenses going into 2010 will be similar to our 2009 expenses barring any additional overhead related to large acquisitions as we anticipate raising additional capital for further acquisitions. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business with the funds raised in our private offering in May, 2009.

Other Income and Expense. For the three months ended October 31, 2009, we also had other income of $935, interest expense of $47,486 and debt discount of $93,916, resulting in net other expense of $140,467.  By comparison, for the three months ended October 31, 2008, we had other income of $571 and interest expense of $11,667, resulting in net other expense of $11,096. The increase in net other expense between the comparable periods is primarily due to the interest and debt discount which resulted from the secured convertible debenture financing that we closed in May 2009.

Net Loss.  For the three months ended October 31, 2009, our net loss was $611,549, as compared to a net loss of $759,254 for the three months ended on October 31, 2008.  The decrease in our net loss between the two periods was primarily due to the decrease in salaries, as discussed above.

For the six months ended October 31, 2009, as compared to the six months ended October 31, 2008.

Results of Operations

Revenues. We realized revenues of $111,132 for the six months ended October 31, 2009, as compared to revenues of $30,261 for the six months ended October 31, 2008. This increased revenue is a result of increasing advertising related revenue and higher service revenues. The services revenues relate to leveraging our excess engineering capabilities towards developing web services applications for third-party customers.  This will not be a significant focus of ours going forward, but will help us towards reducing our net monthly deficit. We anticipate that as we operate our new business and expand our holdings of websites and domain names, we will begin to generate more significant revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

We have also decided to develop, market, and sell products that are focused on expanding our visibility amongst owners of forums.  The first such product will be our proprietary forum Content Management System (CMS), CrowdReport™.  We completed beta testing of our CMS on our busiest sites commencing in January, 2009, and based upon the insights we have received from the members of those respective communities, we are now developing the final feature specification.  While we had anticipated that CrowdReport™ CMS would have been launched  for sale and distribution in October 2009, we were forced to delay the launch due to circumstances beyond our control resulting from the announcement by the developer of the forum software that they were launching an upgraded version of the forum software. As a result, we will delay the launch of CrowdReport™ CMS in order to ensure that it is compatible with this new upgraded forum software. We expect to be in a position to launch during our fiscal fourth quarter ending April 31, 2010.

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

Operating Expenses. For the six months ended October 31, 2009, our operating expenses were $1,181,303, as compared to total operating expenses of $1,335,160 for the six months ended on October 31, 2008.  The decrease between the comparable periods is primarily due to a decrease in salaries, which decreased from 348,265 for the six months ended October 31, 2008, to 254,732 for the six months ended October 31, 2009. We also experienced decreases in our professional fees from $162,664 in the six months ended October 31, 2008 to $104,858 in the six months ended October 31, 2009. As well as a decrease in expenses related to independent consultants from $106,856 in the six months ended October 31, 2008 to $57,425 in the six months ended October 31, 2009.

We anticipate that our future monthly operating expenses going into 2010 will be similar to our 2009 expenses barring any additional overhead related to large acquisitions as we anticipate raising additional capital for further acquisitions. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business with the funds raised in our private offering in May, 2009.

Other Income and Expense. For the six months ended October 31, 2009, we also had other income of $1,737, interest expense of $87,057, debt discount of $158,199 and loss of extinguishment of debt of $563,571, resulting in net other expense of $807,090.  By comparison, for the six months ended October 31, 2008, we had other income of $1,230 and interest expense of $14,167, resulting in net other expense of $12,937. The increase in net other expense between the comparable periods is primarily due to the interest, debt discount and the loss of extinguishment of debt which resulted from the secured convertible debenture financing that we closed in May 2009.

Net Loss.  For the six months ended October 31, 2009, our net loss was $1,878,061, as compared to a net loss of $1,318,636 for the six months ended on October 31, 2008.  The increase in our net loss between the two periods was primarily due to an increase in other expense, which resulted from the interest and costs associated with the secured convertible debenture financing that we closed in May 2009, as discussed above.

Liquidity and Capital Resources. Our total assets were $1,152,859 as of October 31, 2009, which consisted of cash of $459,867, prepaid expenses of $4,172, property and equipment with a net value of $69,765, and intangible assets of $619,055, represented by our domain names and other intellectual property owned.

Our current liabilities as of October 31, 2009, totaled $134,763, consisting of accounts payable and accrued expense of $47,706 and accrued interest of $87,057. We also had long term liabilities of $1,805,125 as of October 31, 2009, all of which is represented by convertible notes payable, net of the debt discount. The terms of those notes are described below. We had no other liabilities and no long-term commitments or contingencies at October 31, 2009.

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

After repayment of certain current debt obligations, approximately $1 million was available for our general corporate purposes and working capital. As of October 31, 2009, we had cash of $459,867. We estimate that our cash on hand subsequent to the offering will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Accordingly, we believe we will need to raise additional capital to sustain our operations and to expand our business to the point at which we are able to operate profitably. We are pursuing capital through public or private financing as well as borrowings and other sources, including our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available from external sources, we are dependent on our officers, directors and/or shareholders to loan us funds to pay for our expenses to achieve our objectives over the next twelve months. In the event that we are unable to raise additional capital or borrow additional funds, we may be forced to undertake significant cost reductions or curtail operations.

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum Content Management System (CMS), CrowdReport™; as a result most of the cost of this is covered within our engineering budgets.  We expect to invest under $50,000 for research and development over the next 12 months.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of October 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

CrowdGather, Inc., a Nevada corporation

December 15, 2009	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

December 15, 2009	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)