Form 10-Q
period 2010-01-31
CrowdGather, Inc.
filed 2010-03-17
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(818) 435-2472
(Registrant’s telephone number, including area code)
________________________________________________
(Former name or former address, if changed since last report)

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

As of March 17, 2010, there were 39,059,872 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CROWDGATHER, INC.

FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

TABLE OF CONTENTS

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

CROWDGATHER, INC.
CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2010 (Unaudited)	April 30, 2009
Current assets
Cash	$65,506	$2,601
Accounts receivable	43,916	-
Prepaid expenses and deposits	3,472	8,472

Total current assets	109,422	11,073

Property and equipment, net of accumulated depreciation of $54,194 and $29,086, respectively	65,033	83,951

Intangible assets	888,663	606,610
Total assets	$1,066,590	$701,634

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$106,839	$54,107
Accrued interest	134,543	62,283
Income taxes payable	-	800
Unearned revenue	-	12,500
Note payable	-	50,000
Convertible notes payable	1,912,890	1,162,000

Total current liabilities	2,154,272	1,341,690

Stockholders’ equity
Common stock, $0.001 par value, 975,000,000 shares authorized, 40,944,818 and 40,684,818 issued and outstanding, respectively	40,945	40,685
Additional paid-in capital	4,230,943	2,205,115
Accumulated deficit	(5,359,570)	(2,885,856)

Total stockholders’ equity (deficit)	(1,087,682)	(640,056)

Total liabilities and stockholders’ equity (deficit)	$1,066,590	$701,634

See accompanying notes to financial statements

CROWDGATHER, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
UNAUDITED

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Revenue	$83,019	$35,234	$194,151	$65,495
Operating expenses	(523,669)	(725,482)	(1,704,972)	(2,060,642)
Loss from operations	(440,650)	(690,248)	(1,510,821)	(1,995,147)

Other income (expense):
Interest income	247	-	1,984	1,230
Interest expense	(47,486)	(21,833)	(134,543)	(36,00)
Interest expense, debt discount amortization	(107,764)	-	(265,963)	-
Loss on extinguishment of debt	-	-	(563,571)	-
Other income (expense), net	(155,003)	(21,833)	(962,093)	(34,770)

Net loss before provision for income taxes	(595,653)	(712,081)	(2,472,914)	(2,029,917)

Provision for income taxes	-	-	800	800

Net loss	$(595,653)	$(712,081)	$(2,473,714)	$(2,030,717)
Weighted average shares outstanding- basic and diluted	40,558,894	40,589,818	40,697,344	40,448,930

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.06)	$(0.05)

See accompanying notes to financial statements

CROWDGATHER, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
UNAUDITED

	2010	2009
Cash flows from operating activities:
Net loss	$(2,473,714)	$(2,030,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,108	15,381
Stock-based compensation	483,000	460,000
Stock issued for services	122,160	255,500
Amortization of debt discount	265,963	-
Loss on extinguishment of debt	563,571	-
Changes in operating assets and liabilities:
Accounts receivable	(43,916)	-
Prepaid expenses and deposits	5,000	4,950
Security deposits	-	7,010
Accounts payable and accrued expenses	186,476	16,997
Unearned revenue	(12,500)	-

Net cash used in operating activities	(878,852)	(1,270,879)

Cash flows from investing activities:
Purchase of property and equipment	(6,190)	(87,037)
Deposit in escrow	-	72,834
Purchase of intangible assets	(152,053)	(465,989)

Net cash used in investing activities	(158,243)	(477,692)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	420,000
Proceeds from issuance of debt	1,354,000	1,070,000
Repayment of debt	(254,000)	-

Net cash provided by financing activities	1,100,000	1,490,000

Net increase (decrease) in cash	62,905	(258,571)
Cash, beginning of period	2,601	295,934
Cash, end of period	$65,506	37,363

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Issuance of common stock for intangible assets	$130,000	$33,300
Stock-based compensation	$483,000	$460,000
Stock issued for services	$122,160	$255,500

See accompanying notes to financial statements

CROWDGATHER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2010
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

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8, Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of CrowdGather, Inc. for the year ended April 30, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2009, included in the Company’s annual report on Form 10-K.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of January 31, 2010, the Company had $2,374,283 convertible debt that could potentially be converted into 2,116,982 shares of the Company’s common stock, 1,599,997 warrants and vested stock options that could be converted into 971,250 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

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

Recently Adopted

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

On January 1, 2009 the Company adopted ASC 810-10-65, Non-controlling Interests in Consolidated Financial Statements.  FASB ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, ASC 810-10-65 requires the presentation of non-controlling interests as equity in the consolidated balance sheets, and separate identification and presentation in the consolidated statements of operations of net income attributable to the entity and the non-controlling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. ASC 810-10-65 was effective as of January 1, 2009. The provisions of ASC 810-10-65 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. The adoption of ASC 810-10-65 had no impact on the Company’s results of operations or financial condition.

On January 1, 2009, the Company adopted ASC 815-40 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” ASC 815-40 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under prior authoritative literature. The adoption ASC topic 815-40 did not have a material impact on the Company’s results of operations or financial condition.

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

Recently Issued

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

2.	GOING CONCERN

The Company has incurred a net loss of $2,473,714 for the nine months ended January 31, 2010 and has an accumulated deficit of $5,359,570 as of January 31, 2010, and additional debt or equity financing will be required by the Company to fund its activities and to support its operations.  In February 2010 the Company received $300,000 from the sale of 250,000 shares of common stock and $670,000 from the exercise of warrants for 957,141 shares of common stock, and the Company’s convertible notes outstanding balance of $1,912,890 plus accrued interest were converted into 1,907,913 shares of common stock. However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.	ACQUISITIONS

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

4.     FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

At January 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes as described below.

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses and accrued interest approximate their fair value due to the short period to maturity of these instruments.

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

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

The following table presents the fair value of financial instruments as of January 31, 2010, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Liabilities measured at fair value on a recurring and nonrecurring basis at January 31, 2010:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Convertible notes payable, net of debt discount	$-	$-	$1,912,890	$1,912,890

Total liabilities at fair value	$-	$-	$1,912,890	$1,912,890

5.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded federally insured limits.  The Company has not experienced any losses with respect to its cash balances.

6.    INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash in the amount of $152,053 and stock valued at $130,000 during the nine months ended January 31, 2010 and a total consideration of $888,663 since inception. These assets have been determined to have indefinite lives.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of January 31, 2010, the Company does not believe any impairment of intangible assets has occurred.

7.    NOTES PAYABLE

On April 8, 2009 the Company issued a promissory note to its majority shareholder for $50,000.  The note was due 60 days from the closing of the transaction.  In the event the note was not repaid in the 60 day period, interest at 10% would accrue for two years.  The note was repaid May 29, 2009 and there was no balance outstanding at January 31, 2010.

On May 4, 2009 the Company issued a promissory note to its majority shareholder for $54,000.  The note was due 60 days from the closing of the transaction.  In the event the note was not repaid in the 60 day period, interest at 10% would accrue for two years.  The note was repaid May 29, 2009 and there was no balance outstanding at January 31, 2010.

8.    CONVERTIBLE NOTES PAYABLE

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

Under ASC 470, Debt, the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes.  A debt discount of $727,357 was recorded thereby reducing the carrying value of the Debentures with a corresponding increase to additional paid-in capital. The debt discount is being amortized to interest expense over the term of the notes payable.  Total amortized interest expense for the nine months ended January 31, 2010 was $265,963.

In addition, the $1,075,000 in previously issued short-term promissory obligations that were exchanged for the Debentures were considered to have been extinguished.  Accordingly, the Company recorded a $563,571 loss on extinguishment of debt which represents the difference between the fair value of the new debt and the original value of the exchanged debt.

In February 2010, all of the outstanding convertible notes payable were converted into shares of the Company’s common stock (See Subsequent Events).

9.      COMMON STOCK

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $8,000 in four payments and 21,000 shares of its restricted common stock over three months.  The shares were valued at $18,060 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2010 was $18,060.

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $8,000 in four payments and 60,000 shares of its restricted common stock over three months.  The shares were valued at $51,600 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2010 was $51,600.

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $2,500 and 75,000 shares of its restricted common stock.  The shares were valued at $52,500 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2010 was $52,500.

10.   STOCK OPTIONS

In May 2008 the board of directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the nine months ended January 31, 2010, the Company issued stock options for 395,000 shares of the Company’s common stock, exercisable at various dates through December 2013 at fair market value at the dates of grant ranging from $0.86 - $1.55 per share, to employees, directors and consultants pursuant to the Plan.  The compensation cost for the nine months ended January 31, 2010 was $483,000, and is included in operating expenses.

10.   STOCK OPTIONS (continued)

For the nine months ended January 31, 2010 and 2009, the Company recognized $483,000 and $460,000, respectively, of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants.  These costs were calculated in accordance with ASC 505 and are reflected in operating expenses.

Stock option activity was as follows for the nine months ended January 31, 2010:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2009	2,560,000	$1.16	2.60	$2,333,372
Granted	395,000	0.94	3.41	311,149
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, January 31, 2010	2,955,000	$1.14	2.49	$2,644,521
Exercisable, January 31, 2010	971,250	$1.15	2.38	$880,584

A summary of the status of the Company’s unvested shares as of January 31, 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2009	2,119,375	$0.92
Granted	395,000	0.94
Vested	(530,625)	0.91
Forfeited/Expired	-	-

Non-vested balance, January 31, 2010	1,983,750	$0.89

 10.   STOCK OPTIONS (continued)

As of January 31, 2010, total unrecognized stock-based compensation cost related to unvested stock options was $1,781,147, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Nine Months Ended January 31,
	2010	2009
Risk-free interest rate	0.0%	1.08%
Expected volatility	100.00%	125%
Expected option life (in years)	4.00	2.00
Expected dividend yield	0.00	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of the Company’s public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

11.    PROVISION FOR INCOME TAXES

For the nine months ended January 31, 2010, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of January 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $5,000,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of January 31, 2010, the Company had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of the Company’s ability to realize future taxable income and to recover its net deferred tax assets.

Federal net operating loss (at 34%)	$1,700,000
State net operating loss (at 8.84%)	442,000

2,142,000
Less: valuation allowance	(2,142,000)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $993,000 during the nine months ended January 31, 2010.

12.   SUBSEQUENT EVENTS

Common Stock Subscription

On February 3, 2010, the Company sold 250,000 shares of its common stock to one investor in exchange for $300,000, or $1.20 per share. The price per share of the issuance is subject to certain anti-dilution provisions as specified in the subscription agreement (“Subscription Agreement”).

In connection with the sale of shares, the investor also received warrants to purchase one hundred twenty five thousand (125,000) shares of the Company’s common stock at a purchase price of $1.68 per share, which was the closing price of the Company's common stock on February 3, 2010. The warrant agreement provides for an expiration period of three years from the date of the investment.

Debt Conversion

On February 27, 2010, the Company issued 1,004,875 shares of its common stock to one foreign institutional investor who elected to convert an 18-month Secured Convertible Debenture (“Debenture”) that was issued in May 2009.  The investor converted the Debenture in the principal amount of $1,300,000 together with accrued interest of $80,066 for a total of $1,380,066, into 1,004,875 shares of the Company’s common stock, or approximately $1.37 per share.

On the same date, the Company also issued 903,038 shares to a second foreign institutional investor who elected to convert two Debentures that were issued in May 2009.  The investor converted one Debenture in the principal amount of $532,500 together with accrued interest of $32,796 for a total of $565,296, into 484,250 shares of the Company’s common stock, or approximately $1.17 per share.  The investor also converted a second Debenture in the principal amount of $541,783 together with accrued interest of $33,368, for a total of $575,151, into 418,788 shares of the Company’s common stock, or approximately $1.37 per share.

The Debentures bore interest at a rate of 8 % per annum, which was due and payable upon conversion or upon maturity in November 2010.  The majority of the Debentures were convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 20% discount to the volume weighted average share price (VWAP) for the 10 days prior to the date of conversion.  The remaining Debentures ($532,500 of initial principal value) that were exchanged by the holders of existing short-term promissory notes were convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 32% discount to the VWAP for the 10 days prior to the date of conversion.

12.   SUBSEQUENT EVENTS (continued)

Warrant Exercise

On February 27, 2010, the Company issued 285,715 shares to the one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $200,000.  On the same date, the Company also issued 671,426 shares to the second foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $470,000.

These warrants were granted in connection with the Debentures transaction described above and reported on the Company’s Form 8-K filed on May 26, 2009. The disclosures in that report are incorporated herein by reference and the instruments were filed as exhibits to that report.

An aggregate of 2,865,054 shares of the Company’s common stock were issued as a result of the conversion of the Debentures and the exercise of the warrants as set forth above, representing approximately 7.33% shares of the Company’s currently outstanding shares of common stock, which is 39,059,873 shares, after the cancellation of 5,000,000 shares, as described below.

In connection with the issuances of the Debentures and in order to mitigate the impact of dilution to the Company’s stockholders, Sanjay Sabnani, the Company’s Chairman and CEO, agreed to surrender 5,000,000 shares of common stock to the Company’s treasury for cancellation if and when at least $2 million of Debentures was converted into shares of common stock.  As a result of more than $2 million of the Debentures being converted, as described above, 5,000,000 shares of common stock held by Mr. Sabnani were cancelled, effective February 27, 2010, in exchange for par value.

In accordance with ASC 855 the Company has evaluated its subsequent events through the date the financial statements were issued.

Websites and Domain Names Acquisition March 4, 2010

On March 4, 2010, the Company, entered into a websites and domain name acquisition and transfer agreement with Paul Gould. (“Acquisition and Transfer Agreement”) pursuant to which the Company acquired the websites and domain names set forth below:

·	http://www. nsider2.com
·	http://www.nsidernews.com
·	http://www.nsider.com
·	http://www.nsiderforums.com

The Acquisition Agreement provides that the total purchase price of $30,000 to be paid in cash of $15,000 and the issuance of 8,982 shares of the Company’s common stock, valued at $15,000.

12.    SUBSEQUENT EVENTS (continued)

Website and Domain Name Acquisition Agreement March 12, 2010

On March 12, 2010, the Company entered into a Website and Domain Name Acquisition Agreement (“Agreement”) with Phil Santoro (“Santoro”) pursuant to which the Company acquired the websites and domain names (“Websites”) set forth below:

•  http://www.freeforums.org;
•  http://www.freeforums-dev.org; and
•  http://www.freeforums-inc.org.

The Agreement also provides that the Company acquires all associated software used in building the websites set forth below, along with the associated users lists,  databases, add-ons installed with these forums and associated accounts for these websites.

The total purchase price of the Websites is $1,000,000, which consists of $600,000 payable to Santoro in cash at closing and $400,000 payable to Santoro in shares of the Company’s common stock (“Shares Payment”). The Shares Payment of 258,065 shares of common stock was calculated by dividing $400,000 by $1.55, the closing price of the Companys’s common stock as of March 12, 2010.

The Agreement also provides for payment of conditional traffic bonus compensation in the form of an additional $200,000 payable to Santoro in shares of the Company’s common stock, using the 20-day volume weighted average price of the Company’s common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of March 12, 2010.  The additional payment will only be due to Santoro if, during the next twelve months, the average monthly visitor traffic to the Websites is greater than or equal to 59.13 million monthly page views, as measured by Google analytics.

The Agreement further provides that in the event the Company files a registration statement with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, Santoro has the right to request that the Company include in that registration statement the Shares held by Santoro.

Put Option Agreement

In connection with the Agreement, the Company and Santoro entered into a separate put option agreement, (“Put Option Agreement”). The Put Option Agreement provides that, within ten days of the earlier of (i) the date that the shares become eligible to be sold pursuant to Rule 144 or (ii) the date that the shares may be sold pursuant to an effective registration statement, Santoro has the option to put to the Company, the 258,065 shares comprising the Shares Payment in exchange for $150,000, payable in monthly payments of $30,000 over a five-month period with no interest.

Services Agreements

Concurrently with the closing of the Agreement, the Company entered into Services Agreements engaging Matt Fiegl, Graham Frank and Aaron Berck (each shall hereinafter be referred to as a “Consultant”) as independent contractors to operate the Websites (“Services Agreements”). Each of the Services Agreements provides for minimum terms of four months, monthly compensation and payment of conditional signing bonus compensation in the form of an additional $10,000 in shares of the Company’s common stock, payable to each Consultant, using the 20-day volume weighted average price of the Company’s common stock, the 20th day of which shall be the trading day immediately preceding March 12, 2010. The conditional signing bonus payment will only be due to each Consultant if the following occurs: (i) Santoro elects to compensate each Consultant least Ten Thousand Dollars ($10,000) from the Santoro’s proceeds of the sale of the Websites payable in either cash and/or shares; (ii) such payment from Santoro to each Consultant is made pursuant to a written escrow instruction signed by Santoro; and (iii) each of the Consultants provides services to the Company for a minimum of four months after March 12, 2010. Each of the Services Agreements also provides for payment of conditional traffic bonus compensation in the form of an additional $10,000 in shares of the Company’s common stock, payable to each Consultant, using the 20-day volume weighted average price of the Company’s common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of March 12, 2010.  The conditional traffic bonus payment will only be due to each Consultant if, during the next twelve months, the average monthly visitor traffic to the Websites is greater than or equal to 59.13 million monthly page views.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended January 31, 2010.

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

Recent Developments. On March 12, 2010, we entered into a Website and Domain Name Acquisition Agreement (“Agreement”) with Phil Santoro (“Santoro”) pursuant to which we acquired the websites and domain names (“Websites”) set forth below:

• http://www.freeforums.org;
• http://www.freeforums-dev.org; and
• http://www.freeforums-inc.org.

The Agreement also provides that we acquire all associated software used in building the websites set forth below, along with the associated users lists,  databases, add-ons installed with these forums and associated accounts for these websites. The total purchase price of the Websites is $1,000,000, which consists of $600,000 payable to Santoro in cash at closing and $400,000 payable to Santoro in shares of our common stock (“Shares Payment”). The Shares Payment of 258,065 shares of common stock was calculated by dividing $400,000 by $1.55, the closing price of our common stock as of March 12, 2010.

The Agreement also provides for payment of conditional traffic bonus compensation in the form of an additional $200,000 payable to Santoro in shares of our common stock, using the 20-day volume weighted average price of our common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of March 12, 2010.  The additional payment will only be due to Santoro if, during the next twelve months, the average monthly visitor traffic to the Websites is greater than or equal to 59.13 million monthly page views, as measured by Google analytics.

The Agreement further provides that in the event we file a registration statement with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, Santoro has the right to request that we include in that registration statement the shares held by Santoro.

Put Option Agreement

In connection with the Agreement, we entered into a separate put option agreement (“Put Option Agreement”) with Santoro. The Put Option Agreement provides that, within ten days of the earlier of (i) the date that the shares become eligible to be sold pursuant to Rule 144 or (ii) the date that the shares may be sold pursuant to an effective registration statement, Santoro has the option to put to the Company, the 258,065 shares comprising the Shares Payment in exchange for $150,000, payable in monthly payments of $30,000 over a five-month period with no interest.

Services Agreements

Concurrently with the closing of the Agreement, we entered into Services Agreements engaging Matt Fiegl, Graham Frank and Aaron Berck (each shall hereinafter be referred to as a “Consultant”) as independent contractors to operate the Websites (“Services Agreements”). Each of the Services Agreements provides for minimum terms of four months, monthly compensation and payment of conditional signing bonus compensation in the form of an additional $10,000 in shares of our common stock, payable to each Consultant, using the 20-day volume weighted average price of our common stock, the 20th day of which shall be the trading day immediately preceding March 12, 2010. The conditional signing bonus payment will only be due to each Consultant if the following occurs: (i) Santoro elects to compensate each Consultant least Ten Thousand Dollars ($10,000) from the Santoro’s proceeds of the sale of the Websites payable in either cash and/or shares; (ii) such payment from Santoro to each Consultant is made pursuant to a written escrow instruction signed by Santoro; and (iii) each of the Consultants provides services to the Company for a minimum of four months after March 12, 2010. Each of the Services Agreements also provides for payment of conditional traffic bonus compensation in the form of an additional $10,000 in shares of our common stock, payable to each Consultant, using the 20-day volume weighted average price of our common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of March 12, 2010.  The conditional traffic bonus payment will only be due to each Consultant if, during the next twelve months, the average monthly visitor traffic to the Websites is greater than or equal to 59.13 million monthly page views.

Our Community of Online Forums.  Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations, and commerce.  Some of our representative properties include:

Forum Name	Target Community/Discussion Topic
Freeforums.org	Free forum hosting
Ngemu.com	Software emulators
Nsider2.com	Nintendo enthusiast community
GenMay.com	Off-topic and humor
Freepowerboards.com	Free forum hosting
Anythingbutipod.com ZuneBoards.com	Consumer electronics media player community Microsoft Zune community
AquaticPlantCentral.com	Aquascapes
Clubxb.com	Scion xB owner community
DemocracyForums.com	Politics
ABXZone.com	Computer help
Zealot.com	Hobby enthusiast forum
MotorcycleForum.com	Motorcycles
Pocketbikeplanet.com	Mini-bike owner society
Wiispace.com	Nintendo Wii enthusiast community
IronMass.com	Bodybuilding
Eternal-Allegiance.com	Celebrities and their fans
FoodForums.com	Food and dining

Based upon current statistics from Google analytics, CrowdGather’s network of forums including all recent acquisitions have approximately 78 to 80 million monthly page views and 4 to 4.5 million monthly unique visitors  Additionally, approximately 5.5 million users have registered on CrowdGather Network sites to date with 5.7 million monthly discussions comprising over 82.5 million individual replies. Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

For the three months ended January 31, 2010, as compared to the three months ended January 31, 2009.

Results of Operations

Revenues. We realized revenues of $83,019 for the three months ended January 31, 2010, as compared to revenues of $35,234 for the three months ended January 31, 2009. This increased revenue is a result of increasing advertising related revenue and higher service revenues. The services revenues relate to leveraging our excess engineering capabilities towards developing web services applications for third-party customers.  This will not be a significant focus of ours going forward, but will help us towards reducing our net monthly deficit. We anticipate that as we continue to operate our business and expand our holdings of websites and domain names, we will begin to generate more significant advertising related revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

We have also decided to develop, market, and sell products that are focused on expanding our visibility amongst owners of forums.  The first such product will be our proprietary forum Content Management System (CMS), CrowdReport™.  We completed beta testing of our CMS on our busiest sites commencing in January, 2009, and based upon the insights we have received from the members of those respective communities, we are now developing the final feature specification. While we had anticipated that CrowdReport™ CMS would have been launched  for sale and distribution in October 2009, we were forced to delay the launch due to circumstances beyond our control resulting from the announcement by the developer of the forum software that they were launching an upgraded version of the forum software. As a result, and due to continued uncertainty caused by the latest version of the forum software we use, we will continue to delay the launch of CrowdReport™ CMS in order to ensure that it is compatible with this new upgraded forum software.  We are, however, using it on our forum properties and may offer it as a customized solution to certain forum owners in the interim.  CrowdReport™ CMS is not expected to make a meaningful contribution to our revenues which are primarily driven by advertising.  It is a strategic tool that we intend to distribute in order to increase awareness of our company and services among third-party forum owners.

To implement our business plan during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing the capabilities of our existing online forums. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended January 31, 2010, our operating expenses were $523,669, as compared to total operating expenses of $725,482 for the three months ended January 31, 2009.  The decrease between the comparable periods is primarily due to a decrease in salaries and employee related expenses, which decreased from $388,313 for the three months ended January 31, 2009, to $365,152 for the three months ended January 31, 2010. We also decreased expenses related to independent consultants from $237,787 for the three months ended January 31, 2009 to $37,422 for the three months ended January 31, 2010.

Barring any additional overhead related to large acquisitions as we anticipate raising additional capital for further acquisitions, our future monthly operating expenses going into 2010 will be similar to our current expense levels, plus only incremental direct costs relating to newly acquired websites,. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Income and Expense. For the three months ended January 31, 2010, we also had other income of $247, interest expense of $47,486 and debt discount of $107,764, resulting in net other expense of $155,003.  By comparison, for the three months ended January 31, 2009, we had only interest expense and net other expense of $21,833. The increase in net other expense between the comparable periods is primarily due to the interest and debt discount which resulted from the secured convertible debenture financing that we closed in May 2009.

Net Loss.  For the three months ended January 31, 2010, our net loss was $595,653, as compared to a net loss of $712,081 for the three months ended on January 31, 2009.  The decrease in our net loss between the two periods was primarily due to the decrease in expenses related to independent consultants, as discussed above.

For the nine months ended January 31, 2010, as compared to the nine months ended January 31, 2009.

Results of Operations

Revenues. We realized revenues of $194,151 for the nine months ended January 31, 2010, as compared to revenues of $65,495 for the nine months ended January 31, 2009. This increased revenue is a result of increasing advertising related revenue and higher service revenues. The services revenues relate to leveraging our excess engineering capabilities towards developing web services applications for third-party customers.  This will not be a significant focus of ours going forward, but will help us towards reducing our net monthly deficit. We anticipate that as we continue to operate our business and expand our holdings of websites and domain names, we will begin to generate more significant advertising related revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

We have also decided to develop, market, and sell products that are focused on expanding our visibility amongst owners of forums.  The first such product will be our proprietary forum Content Management System (CMS), CrowdReport™.  We completed beta testing of our CMS on our busiest sites commencing in January, 2009, and based upon the insights we have received from the members of those respective communities, we are now developing the final feature specification. While we had anticipated that CrowdReport™ CMS would have been launched  for sale and distribution in October 2009, we were forced to delay the launch due to circumstances beyond our control resulting from the announcement by the developer of the forum software that they were launching an upgraded version of the forum software. As a result, and due to continued uncertainty caused by the latest version of the forum software we use, we will continue to delay the launch of CrowdReport™ CMS in order to ensure that it is compatible with this new upgraded forum software.  We are, however, using it on our forum properties and may offer it as a customized solution to certain forum owners in the interim.  CrowdReport™ CMS is not expected to make a meaningful contribution to our revenues, which are primarily driven by advertising.  It is a strategic tool that we intend to distribute in order to increase awareness of our company and services among third-party forum owners.

To implement our business plan during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing the capabilities of our existing online forums. Our failure to do so will hinder our ability to increase the size of our operations and to generate additional revenues. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the nine months ended January 31, 2010, our operating expenses were $1,704,972, as compared to total operating expenses of $2,060,642 for the nine months ended on January 31, 2009.  The decrease between the comparable periods is primarily due to a decrease in salaries and employee related expenses, which decreased from $1,235,147 for the nine months ended January 31, 2009, to $1,056,563 for the nine months ended January 31, 2010. We also experienced decreases in our professional fees from $147,993 in the nine months ended January 31, 2009 to $134,346 in the nine months ended January 31, 2010, as well as a decrease in expenses related to independent consultants from $455,646 in the nine months ended January 31, 2009 to $217,007 in the nine months ended January 31, 2010. These decreases were partially offset by the increases in our advertising and promotional expenses from $1,960 during the nine months ended January 31, 2009 to $41,940 during the nine months ended January 31, 2010; our dues and subscriptions from $10,740 during the nine months ended January 31, 2009 to $34,340 during the nine months ended January 31, 2010; and the expenses related to our server hosting from $18,316 during the nine months ended January 31, 2009 to $36,836 during the nine months ended January 31, 2010.

Barring any additional overhead related to large acquisitions as we anticipate raising additional capital for further acquisitions, our future monthly operating expenses going into 2010 will be similar to our current expense levels, plus only incremental direct costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Income and Expense. For the nine months ended January 31, 2010, we also had other income of $1,984, interest expense of $134,543, debt discount of $265,963 and loss on extinguishment of debt of $563,571, resulting in net other expense of $962,093.  By comparison, for the nine months ended January 31, 2009, we had other income of $1,230 and interest expense of $36,000, resulting in net other expense of $34,770. The increase in net other expense between the comparable periods is primarily due to the debt discount and the loss on extinguishment of debt which resulted from the secured convertible debenture financing that we closed in May 2009.

Net Loss.  For the nine months ended January 31, 2010, our net loss was $2,472,914, as compared to a net loss of $2,029,917 for the nine months ended on January 31, 2009.  The increase in our net loss between the two periods was primarily due to the loss on extinguishment of debt $563,571 and $134,543 and $265,693 from the interest and debt discount, respectively, associated with the secured convertible debenture financing that we closed in May 2009, offset by a decrease of $355,670 in operating expenses as discussed above.

Liquidity and Capital Resources. Our total assets were $1,066,590 as of January 31, 2010, which consisted of cash of $65,506, accounts receivable of $43,916, prepaid expenses of $3,472, property and equipment with a net value of $65,033, and intangible assets of $888,663, represented by our domain names and other intellectual property owned.

Our current liabilities as of January 31, 2010, totaled $2,154,272, consisting of accounts payable and accrued expense of $106,839 and accrued interest of $134,543. We also had long term liabilities of $1,912,890 as of January 31, 2010, all of which is represented by convertible notes payable, net of the debt discount. The terms of those notes are described below. We had no other liabilities and no long-term commitments or contingencies at January 31, 2010.

On May 21, 2009, we closed a private offering of 18-month secured convertible debentures.  As of the closing, we received cash proceeds of $1,300,000, and approximately $1,075,000 in previously issued short-term convertible promissory notes were exchanged for the new debentures. In February 2010, the debentures were converted into shares of our common stock (see below). Prior to conversion, the debentures bore interest at a rate of 8 % per annum and were due and payable upon conversion or upon maturity in November 2010.  The majority of the debentures were convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 20% discount to the volume weighted average share price (VWAP) for the 10 days prior to the date of conversion.  The remaining debentures ($532,500 of initial principal value) that were exchanged by the holders of existing short-term promissory notes were convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 32% discount to the VWAP for the 10 days prior to the date of conversion. In February 2010, all of the outstanding convertible notes payable described above were converted into shares of our common stock as follows:

•
On February 27, 2010, we issued 1,004,875 shares of our common stock to one foreign institutional investor who elected to convert an 18-month secured convertible debenture issued as described above in May 2009.  The investor converted the debenture in the principal amount of $1,300,000 together with accrued interest of $80,066 for a total of $1,380,066, into 1,004,875 shares of our common stock, or approximately $1.37 per share.

•
On the same date, we issued 903,038 shares to a second foreign institutional investor who elected to convert two debentures that were issued as described above in May 2009.  The investor converted one debenture in the principal amount of $532,500 together with accrued interest of $32,796 for a total of $565,296, into 484,250 shares of our common stock, or approximately $1.17 per share.  The investor also converted a second debenture in the principal amount of $541,783 together with accrued interest of $33,368, for a total of $575,151, into 418,788 shares of our common stock, or approximately $1.37 per share.

In connection with the issuances of the debentures and in order to mitigate the impact of dilution to our stockholders, Sanjay Sabnani, our Chairman and CEO, agreed to surrender 5,000,000 shares of common stock to our treasury for cancellation if and when at least $2 million of debentures was converted into shares of common stock.  As a result of more than $2 million of the debentures being converted, as described above, 5,000,000 shares of common stock held by Mr. Sabnani were cancelled, effective February 27, 2010, in exchange for par value.

On February 3, 2010, we sold 250,000 shares of our common stock to one investor in exchange for $300,000, or $1.20 per share. The price per share of the issuance is subject to certain anti-dilution provisions as specified in the subscription agreement filed as an exhibit to our Report on Form 8-K filed on March 15, 2010. In connection with the sale of shares, the investor also received warrants to purchase 125,000 shares of our common stock at a purchase price of $1.68 per share, which was the closing price of our common stock on February 3, 2010. The warrant agreement provides for an expiration period of three years from the date of the investment.

On February 27, 2010, we issued 285,715 shares to the one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $200,000.  On the same date, we also issued 671,426 shares to the second foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $470,000.  These warrants were granted in connection with the debentures transaction described above and reported on our Form 8-K filed on May 26, 2009. The disclosures in that report are incorporated herein by reference and the instruments were filed as exhibits to that report.

As of January 31, 2010, we had cash of $65,506. As discussed above, in February 2010 we received $300,000 in proceeds from sales of our common stock and $670,000 for the exercise of warrants. On March 12, 2010 we used $600,000 of these proceeds together with the issuance of 258,065 shares of our common stock for an acquisition of websites and domain names related to “freeforums.org” in  a transaction reported on our Form 8-K filed on March 12, 2010. We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Accordingly, we believe we will need to raise additional capital to sustain our operations and to expand our business to the point at which we are able to operate profitably. We are pursuing capital through public or private financing as well as borrowings and other sources, including our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available from external sources, we are dependent on our officers, directors and/or shareholders to loan us funds to pay for our expenses to achieve our objectives over the next twelve months. In the event that we are unable to raise additional capital or borrow additional funds, we may be forced to undertake significant cost reductions or curtail operations.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of January 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Not Applicable.

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

CrowdGather, Inc., a Nevada corporation

March 17, 2010	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

March 17, 2010	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)