Form 10-K
period 2010-04-30
CrowdGather, Inc.
filed 2010-07-07
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of November 30, 2009, approximately $26,134,273.

As of June 29, 2010, there were 44,445,311 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TABLE OF CONTENTS

		PAGE

	PART I

Item 1.	Business	4

Item 1A. Item 1B. Item 2.	Risk Factors Unresolved Staff Comments Properties	11 23 23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders

	PART II

Item 5.	Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6. Item 7. Item 7A.	Selected Financial Data Management’s Discussion and Analysis of Financial Condition or Plan of Operation Quantitative and Qualitative Disclosures About Market Risk	38 39 44
Item 8.	Financial Statements and Supplementary Data	45
Item 9. Item 9A. Item 9B.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Controls and Procedures Other Information	73 76 77
	PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons	78
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item 13.	Certain Relationships and Related Transactions, and Director Independence	86
Item 14.	Principal Accountant Fees and Services PART IV	87

Item 15.	Exhibits, Financial Statement Schedules	88

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

On April 2, 2008, the Company, General Mayhem LLC (“General”) and the Company’s wholly owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”), closed the agreement and plan of merger, pursuant to which General merged into the Acquisition Subsidiary, with the Acquisition Subsidiary surviving, and each share of General was converted into and became one (1) share, such that former members of General were issued 26,000,000, or approximately 64.9%, of the outstanding shares at that time. Immediately thereafter, the Acquisition Subsidiary merged with and into the Company, with the Company surviving, and the Company changed its name to CrowdGather, Inc.

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

On March 12, 2010, we entered into a website and domain name acquisition agreement (“Agreement”) with Phil Santoro (“Santoro”) pursuant to which we acquired the website, www.freeforums.org and domain names (“Websites”) set forth below:

•	http://www.freeforums-dev.org; and
•	http://www.freeforums-inc.org.

The Agreement also provides that we acquire all associated software used in building the Websites, along with the associated users lists, databases, add-ons installed with these forums and associated accounts for these websites. The total purchase price of the Websites is $1,000,000, which consists of cash and stock. The Agreement also provides for payment of conditional traffic bonus compensation in the form of an additional $200,000 payable to Santoro in shares of our common stock, using the 20-day volume weighted average price of our common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of March 12, 2010.  The additional payment will only be due to Santoro if, during the following twelve months, the average monthly visitor traffic to the Websites is greater than or equal to 59.13 million monthly page views, as measured by Google analytics.

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

Recent Developments.

Acquisition of Adisn, Inc. On June 9, 2010, we  entered into an agreement and plan of merger among us, Adisn, Inc., a Delaware corporation (“Adisn”) and our wholly-owned subsidiary, Adisn Acquisition Corp. (the “Adisn Merger Agreement”), pursuant to which Adisn Acquisition Corp. merged with and into Adisn and Adisn survived as our wholly-owned subsidiary.  Pursuant to the Adisn Merger Agreement, the shareholders of Adisn received 4,621,849 shares of our common stock (the “Merger Shares”), subject to the escrow obligations of a securities escrow agreement, as discussed below, plus a right to receive the Earn-Out Shares, as defined below, if and when they become issuable.

The Merger Shares will be issued to the Adisn stockholders in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the Securities and Exchange Commission (SEC).

The Adisn Merger Agreement also provides that we will issue an additional $1,000,000 to the Adisn stockholders, which shall be payable in shares of our common stock (“Earn-Out Shares”) to be distributed on a pro-rata basis. The number of Earn-Out Shares to be issued to the Adisn stockholders shall be calculated by dividing $1,000,000 by the 20-day volume weighted average price of our common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of June 9, 2010. The Earn-Out Shares will only be issued to the Adisn stockholders if, during the next twelve months, Adisn generates gross revenues, as defined according to generally accepted accounting principals in the United States of America, of more than $1,562,500.

The Adisn Merger Agreement further provides that in the event we file a registration statement with the SEC pursuant to the Securities Act of 1933, as amended, Adisn stockholders have the right to request that we include in that registration statement the shares of common stock then held by Adisn stockholders.

Securities Escrow Agreement

As an inducement to us to enter into the Adisn Merger Agreement, on June 9, 2010, we and certain of the Adisn stockholders entered into a securities escrow agreement, pursuant to which those Adisn stockholders agreed to place stock certificates of our common stock representing an aggregate of 2,172,603 shares of common stock (“Escrow Shares”) into escrow for our benefit of (i) to secure certain indemnification obligations in the Adisn Merger Agreement, and (ii) in the event we fail to achieve certain financial performance thresholds for the six and twelve month periods following the closing of the Adisn merger.

Lock-up Agreements

Concurrently with the closing of the Adisn Merger Agreement, we entered into lock-up agreements with certain of the Adisn stockholders for the Merger Shares. The Adisn stockholders agreed that during the period from the closing of the Adisn Merger Agreement on June 9, 2010, until the first anniversary thereof, the Adisn stockholders will not sell, transfer, or otherwise dispose of more than (i) fifty percent of the Merger Shares during the first three month period after the six month period from June 9, 2010, and (ii) fifty percent of the Merger Shares during the second three month period after the six month period from June 9, 2010, other than in connection with an offer made to all of our stockholders in connection with merger, consolidation, or similar transaction involving us.

Concurrently with the closing of the Adisn Merger Agreement, we entered into lock-up agreements with certain of the Adisn stockholders for the Escrow Shares. Each holder agreed that during the period from the closing of the Adisn Merger Agreement on June 9, 2010, until the eighteen month anniversary thereof, the Adisn stockholders will not sell, transfer, or otherwise dispose of more than (i) fifty percent of the Escrow Shares during the first three month period after the twelve month period from June 9, 2010, and (ii) fifty percent of the Escrow Shares during the second three month period after the twelve month period from June 9, 2010, other than in connection with an offer made to all our stockholders in connection with merger, consolidation, or similar transaction involving us.

Revenues. We derive revenue principally from the sale of Internet advertising and sponsorships, as well as from subscription services on free forum hosting platforms and e-commerce. The Internet is an attractive forum for certain advertisers, depending on the number of users we have and a variety of other factors.  Internet advertising spending continues to increase on an annual basis.  We believe that significant revenues can be generated from online advertising both for our Company-owned sites as well as on a commission sales basis for our third-party network sites.

Additionally, we have decided to leverage our excess engineering capabilities towards developing web services applications for third-party customers.  This is not a significant focus of ours going forward, but will help us towards reducing our net monthly deficit.

Sales, Marketing and Distribution. We intend to pursue direct sales with advertisers interested in exposing their products or services to our forum populations on a targeted basis.  We will work not only with direct advertisers, but also advertising networks as represented by intermediaries.  A key component of our strategy will be to customize advertising programs that are directly relevant to an advertiser, while not at odds with our online communities.  We will also allow for direct personalized advertising sales to the members of our respective forum communities who wish to market their products or services to their fellow members.

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

Competition. We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information, and entertainment services integrated into other products and media properties.

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

Intellectual Property. Our intellectual property assets include domain names and websites; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We also currently own the web domain www.crowdgather.com, which serves as our corporate website and the future home of our new forum software platform which is currently in development.  Our portfolio currently consists of over 500 domain names and approximately 85 message board communities at various stages of development.  Our corporate website (www.crowdgather.com) features a current list of our developed communities and software products.

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

We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries, and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information. We consider our trademarks to be our most valuable assets and we will seek to register these trademarks in the United States and will seek to protect them. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademark, patent, copyright, and trade secret rights to third parties.

In May 2009, we converted a provisional patent with a priority date of May, 2008 into a utility patent titled “Systems and Methods for Syndicating Content to, and Mining Content from, Internet Based Forums.”

Adisn also filed a patent with a priority date of October 9, 2008 titled “Systems and Methods for Targeted Advertising.”

Government Regulation. We are subject to regulations and laws directly applicable to providers of Internet content and services. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. The federal government and some state governments have introduced or considered legislation relating to Internet usage generally, including measures relating to privacy and data security, as well as specific legislation aimed at social networking sites, such as ours.  It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could negatively affect our business. We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, security, illegal or obscene content, retransmission of media, spyware, and personal privacy and data protection apply to the Internet.  We monitor pending legislation to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without prior parental consent. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.” Online services provided by us may be subject to COPPA and CAN-SPAM requirements. Congress and individual states may also consider online privacy legislation that would apply to personal information collected from teens and adults. We believe that we are in material compliance with the requirements imposed by those laws and regulations.

We are also subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We do not believe that we have not been affected by any of the rules and regulations specified in this section.

Research and Development. We seek to continually enhance, expand, and launch products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience for the online community of users. We intend to leverage our internal development efforts through technology acquisitions.  We anticipate that our internal development costs for the first generation forum networking software will approximate $50,000.

Employees. As of June 26, 2010, we have eight full time employees.  None of our employees is covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

Risks Related to Our Business:

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For the year ended April 30, 2010, we had revenue of $309,781 and a net loss of $3,429,694 compared to revenue of $112,546 and a net loss of $ 2,439,007 for the year ended April 30, 2009. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues will harm our business. We may not be able to operate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

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

The revenues from the sale of advertising and forum memberships and the projected revenues from these potential streams are not adequate to support our expansion and product development programs. We will need substantial additional funds to:

•	effectuate our business plan;
•	expand our online reach and presence;
•	develop and enhance our technological capabilities;
•	file, prosecute, defend and enforce our intellectual property rights; and
•	hire and retain key employees.

We will seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems mainly because we have acquired several businesses over the last 18 months and have had to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

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

We may be unable to attract higher quality advertisers to our online forums.

We expect that advertising revenue will comprise a significant portion of the revenue to be generated by the forums that we own. Most large high quality direct advertisers have fixed advertising budgets, only a small portion of which has traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources.

We generate our revenue almost entirely from key advertising relationships, and the reduction in spending by, or loss of, advertisers and forum members could seriously harm our ability to generate revenues.

If we are unable to provide value to key advertisers and our online communities, our revenues and business may be negatively impacted. In addition, we expect that advertisers will be able terminate their contracts with us at any time. We may encounter difficulty collecting from our advertisers because we are a very small company with limited resources to collect outstanding balances.

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

We anticipate that we will primarily rely on our ability to generate revenues from advertising on our sites and from paid subscriptions from our members.  Our ability to develop revenue from advertising revenue depends upon:

•	establishing and maintaining our user base;
•	establishing and maintaining our popularity as an Internet destination site;
•	broadening our relationships with advertisers to small and medium-sized businesses;
•	attracting advertisers to our user base;
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

We hope to create, own and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets and rights to certain domain names, which we believe will be among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries of the world, and through contractual provisions. The efforts we have taken or will take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages.   Protection of the distinctive elements of our site may not be available under copyright law or trademark law. If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

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

Our business is dependent, to a large extent, upon the services of our senior management.  We do not maintain key person life insurance for any members of our senior management at this time.  The loss of services of any key members of our senior management could adversely affect our business until suitable replacements can be found.  There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

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

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 is substantial and may result in us having insufficient funds to operate our business.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $100,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce resources to fund our operations and may limit us in expanding our operations.

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

Our management beneficially controls approximately 38.94% of our outstanding shares of common stock as of June 25, 2010.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

Our need for additional capital, and the sale of additional shares or other equity securities will result in additional dilution to our stockholders.

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

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing, and cause us to incur additional expenses.

Under the terms of our outstanding options and warrants to purchase our common stock issued to employees and others, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options and/or warrants, could result in dilution in the interests of our other stockholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding options and warrants.  In addition, holders of the warrants have registration rights with respect to the common stock underlying such warrants, the registration of which will cause us to incur a substantial expense.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interests in real estate. We lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on June 30, 2010. Our rent is $3,050 per month. We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Our subsidiary, Adisn, is a party to litigation with 3777+ Partners, L.P. The litigation is regarding Adisn’s office space, located 3777 Long Beach Blvd., Suite 280, Long Beach, CA 90807. As of the date of this report, the parties have informally agreed on a resolution of the matter. The Escrow Shares secure certain indemnification obligations in the Adisn Merger Agreement, including any loss that may rise as a result of this litigation.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock. Our authorized capital stock consists of 975,000,000 common shares, par value $.001 per share.  On April 30, 2010, there were 39,823,462 common shares issued and outstanding.

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

	High ($)	Low ($)

Fiscal Year 2009
First Quarter	2.05	1.35
Second Quarter	2.30	1.40
Third Quarter	1.55	1.12
Fourth Quarter	1.16	0.70
Fiscal Year 2010
First Quarter	0.85	0.85
Second Quarter	1.29	1.26
Third Quarter	1.57	1.31
Fourth Quarter	1.25	1.10

The approximate number of stockholders of record at April 30, 2010 was 41.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Reports to Security Holders. We are a reporting company with the SEC.  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

As of April 30, 2010, there are 4,050,213 outstanding shares of our common stock which can be sold pursuant to Securities Act Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

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

The Board of Directors, acting as a compensation committee (the “Committee”), will generally administer the Plan. The Committee will have full power and authority to determine when and to whom awards will be granted, including the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the Plan. In addition, the Committee has the authority to interpret the Plan and the awards granted under the Plan, and establish rules and regulations for the administration of the Plan.

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

The table below includes the following information as of April 30, 2010 for CrowdGather, Inc. 2008 Stock Option and Award Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,955,000	1.14	9,045,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,995,000	1.14	9,045,000

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

In connection with the merger with General, on April 2, 2008, we issued an aggregate of 26,000,000 shares of our common stock to General’s members in exchange for their percentage of ownership of General on a pro-rata basis to their General members.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

Upon the closing of the merger with General, on April 2, 2008, we issued and sold an aggregate of 1,000,000 shares of our common stock to two non-U.S. Persons, as that term is defined in Rule 902 (k) of Regulation S as promulgated by the SEC, at a price of $0.89 per share. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On June 20, 2008, we sold 420,000 shares of our common stock to one investor in exchange for $420,000 or $1.00 per share. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

In July 2008, we issued 18,000 shares of our common stock for the purchase of an intangible asset. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

As of June 25, 2010, we have granted an aggregate total of 3,005,000 options to purchase shares of our common stock to several of our employees and directors.  The options covered by each grant vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant. The options were granted in transactions which we believe satisfy the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On July 8, 2008, we issued a convertible promissory note to one of our shareholders for $500,000.  The convertible note is due in one year, or upon default, whichever is earlier, and bears interest at the annual rate of 8%. The convertible note has a mandatory conversion feature by which it will automatically convert to shares of the our common stock immediately before the closing of a transaction or series of transactions in which the Registrant sells equity securities in an amount equal to or greater than $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On September 25, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $200,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

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

On December 3, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $110,000.  The convertible note is due in one year and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.40 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On January 9, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $90,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.25 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On February 11, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $60,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.90 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On March 10, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $32,000.  The convertible note is due in six months and bears interest at an annual rate of 10%.  The convertible note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.70 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000. The convertible note was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

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

On May 4, 2009, we issued a promissory note to our majority shareholder for $54,000, due in 60 days from the date of the note.  In the event the note was not repaid in the 60 day period, interest at 10% would accrue for two years. This note was subsequently repaid on May 29, 2009.

On May 26, 2009, we entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, we were required to compensate the advisory firm 7,000 shares of our restricted common stock per month for three months beginning May 26, 2009 and $2,000 a month for four months beginning May 26, 2009.  The options were granted in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Exchange Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On May 26, 2009, we appointed Mr. Chuck Timpe as a director of the Company and accordingly granted Mr. Timpe 325,000 options to purchase shares of our common stock at an exercise price of $0.86 per share. The options were granted in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On May 27, 2009, we entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, we were required to compensate the advisory firm 20,000 shares of our restricted common stock per month for three months beginning May 26, 2009 and $2,000 a month for four months beginning May 26, 2009. The options were granted in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On February 3, 2010, we sold 250,000 shares of our common stock to one investor in exchange for $300,000, or $1.20 per share. The price per share of the issuance is subject to certain anti-dilution provisions as specified in the subscription agreement. In connection with the sale of shares, the investor also received warrants to purchase 125,000 shares of our common stock at a purchase price of $1.68 per share, which was the closing price of our common stock on February 3, 2010. The warrant agreement provides for an expiration period of three years from the date of the investment. The shares and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On February 27, 2010, we issued 1,004,875 shares of our common stock to one foreign institutional investor who elected to convert an 18-month secured convertible debenture that was issued in May 2009.  The investor converted the debenture in the principal amount of $1,300,000 together with accrued interest of $80,066 for a total of $1,380,066, into 1,004,875 shares of our common stock, or approximately $1.37 per share. On the same date, we also issued 903,038 shares to a second foreign institutional investor who elected to convert two debentures that were issued in May 2009.  The investor converted one debenture in the principal amount of $532,500 together with accrued interest of $32,796 for a total of $565,296, into 484,250 shares of our common stock, or approximately $1.17 per share.  The investor also converted a second debenture in the principal amount of $541,783 together with accrued interest of $33,368, for a total of $575,151, into 418,788 shares of our common stock, or approximately $1.37 per share. Neither the debentures sold to the institutional investors, nor the shares of common stock issued upon conversion of the debentures were registered under the Securities Act of 1933, as amended, and were sold pursuant to exemptions from the registration requirements of the Securities Act, as provided by Regulation S. Accordingly, those securities may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933.

On February 27, 2010, we issued 285,715 shares to one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $200,000.  On the same date, we also issued 671,426 shares to a second foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $470,000. Neither the warrants granted to the institutional investors, nor the shares of common stock issued upon exercise of the warrants were registered under the Securities Act, and were sold pursuant to an exemption from the registration requirements of the Securities Act, as provided by Regulation S. Accordingly, these securities and warrants may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933.

On March 12, 2010, we agreed to issue shares as part of the purchase price for a website and domain name acquisition agreement we entered with Phil Santoro pursuant to which we acquired certain websites and domain names, all associated software used in building the websites, along with the associated users lists, databases, add-ons installed with these forums and associated accounts for these websites.  The purchase price was $1,000,000, which consisted of $600,000 payable to Santoro in cash at closing and $400,000 payable to Santoro in shares of our common stock, consisting of 258,065 shares of common stock, which was calculated by dividing $400,000 by $1.55, the closing price of our common stock as of March 12, 2010. The 258,065 shares of common stock were issued to Santoro in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On March 12, 2010, we authorized the issuance of 32,258 shares of our common stock to Andy Robinowitz in exchange for services valued at $50,000, or $1.55 per share, the closing price on March 12, 2010. The shares were issued in a transaction which we believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On April 29, 2010, we sold 428,571 shares of our common stock to an investor in exchange for $450,000, or $1.05 per share. The price per share of the issuance is subject to certain anti-dilution provisions as specified in the subscription agreement. In connection with the sale of shares, the investor also received warrants to purchase 215,285 shares of our common stock at a purchase price of $1.17 per share. The warrant agreement provides for an expiration period of three years from the date of the investment.  The shares and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

In addition, on April 29, 2010, we issued 35,714 shares of our common stock to that investor, pursuant to the anti-dilution provisions of the subscription agreement dated February 3, 2010 between us and that same investor, and as disclosed in our Report on Form 8-K filed on February 9, 2010.  Specifically, we issued the investor an additional 35,714 shares of our common stock, which is the difference in the amount of shares that would have been issued to the investor if the price per share for the initial investment would have been $1.05 per share.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On June 9, 2010, we entered into an agreement and plan of merger dated June 9, 2010 among us, Adisn, Inc., a Delaware corporation (“Adisn”) and our  wholly-owned subsidiary, Adisn Acquisition Corp. (the “Adisn Merger Agreement”), pursuant to which Adisn Acquisition Corp. merged with and into Adisn and Adisn survived as our wholly-owned subsidiary.  Pursuant to the Adisn Merger Agreement, the shareholders of Adisn received 4,621,849 shares of our common stock (the “Merger Shares”), subject to the escrow obligations of a securities escrow agreement, plus a right to receive the Earn-Out Shares, if and when they become issuable. The Merger Shares will be issued to the Adisn stockholders in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2010, for the sale of registered securities.

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

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operation.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010, together with notes thereto as included in this Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended April 30, 2010.

For the year ended April 30, 2010 as compared to the year ended April 30, 2009.

Results of Operations

Revenue. We realized revenues of $309,781 for the year ended April 30, 2010, as compared to revenues of $112,546 for the year ended April 30, 2009. This increased revenue is a result of increasing advertising related revenue and higher service revenues. The services revenues relate to leveraging our excess engineering capabilities towards developing web services applications for third-party customers.  This will not be a significant focus of ours going forward, but will help us towards reducing our net monthly deficit. We anticipate that as we continue to operate our business and expand our holdings of websites and domain names, we will begin to generate more significant advertising related revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

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

Our recent acquisition of Adisn will contribute to CrowdGather’s revenues in two ways.  First, we will realize Adisn’s existing revenues which are generated by delivering advertising campaigns on behalf of direct advertisers and their agencies.  Adisn negotiates advertising rates with its customers and then purchases ad inventory from real-time advertising exchanges and online publishers at a lower cost, thus capturing the difference as net revenues.  Many of the campaigns that Adisn delivers have a performance incentive whereby the effectiveness of the campaign as measured by successful conversions on behalf of the advertiser can result in increased pay out on a per action basis.  For these types of campaigns, Adisn utilizes its industry knowledge and ad server technology in order to buy targeted placements for the lowest possible cost.  Secondly, as a wholly owned subsidiary of CrowdGather, it is our belief that Adisn will be able to represent some of our forum properties to their existing and future advertisers where there is a good fit between the products and services being advertised and the demographics of the sites visitors.  CrowdGather’s unfilled ad inventory will also provide zero cost advertising inventory for Adisn’s performance campaigns thus generating incremental revenue for CrowdGather.  With Adisn, CrowdGather has effectively achieved two objectives: the addition of a sales force for our growing advertising network; and ad server technology that can provide analytics and tracking that are required for higher value advertising campaigns.

Operating Expenses. For the year ended April 30, 2010, our operating expenses were $2,303,501, as compared to total operating expenses of $2,489,700 for the year ended April 30, 2009. The decrease between the comparable periods is primarily due to a decrease in salaries and employee related expenses, which decreased from $940,352 for the year ended April 30, 2009, to $783,636 for the year ended April 30, 2010. We also decreased general and administrative expenses from $1,549,348 for the year ended April 30, 2009, to $1,519,865 for the year ended April 30, 2010.

Other Expense. For the year ended April 30, 2010, we also had other expense (net) of $1,435,174 consisting of interest income of $1,984, interest expense of $146,230, interest expense for debt discount amortization of $727,357, and loss on extinguishment of debt of $563,571.  By comparison, for the year ended April 30, 2009, we had only interest income of $1,230 and interest expense of $62,283. The increase in net other expense between the comparable periods is primarily due to the interest and debt discount which resulted from the secured convertible debenture financing that we closed in May 2009.

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

Our subsidiary, Adisn, currently operates at a minimal fixed overhead comprised of personnel and server costs.  The majority of Adisn’s future expense increase will be directly related to the need to purchase ad inventory on behalf of the revenues generated from advertisers they service.

Net Loss.  For the year ended April 30, 2010, our net loss was $3,429,694, as compared to a net loss of $2,439,007 for the year ended April 30, 2009. The increase in net loss between the comparable periods is primarily due to the interest and debt discount which resulted from the secured convertible debenture financing that we closed in May 2009.

Liquidity and Capital Resources. Our total assets were $2,695,631 as of April 30, 2010, which consisted of cash of $589,408, accounts receivable of $25,615, prepaid expenses of $17,224, property and equipment with a net value of $82,721, and intangible assets of $1,980,663, represented by our domain names and other intellectual property owned. By comparison, as of April 30, 2009, our total assets were $701,634, which consisted of cash of $2,601, prepaid expenses of $8,472, property and equipment with a net value of $83,951, and intangible assets of $606,610, represented by our domain names and other intellectual property owned, and deposits.

Our current liabilities as of April 30, 2010 totaled $207,697, compared to our current liabilities as of April 30, 2009, which totaled $1,341,690. The decrease in current liabilities between the two periods is primarily due to the convertible notes payable that were converted to common stock and hence retired during the year ended April 30, 2010. We had no other liabilities and no long-term commitments or contingencies at April 30, 2010.

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

In connection with the issuances of the debentures and in order to mitigate the impact of dilution to our stockholders, Sanjay Sabnani, our Chairman and CEO, agreed to surrender 5,000,000 shares of common stock to our treasury for cancellation if and when at least $2 million of debentures was converted into shares of common stock.  As a result of more than $2 million of the debentures being converted, as described above, 5,000,000 shares of common stock held by Mr. Sabnani were returned to treasury, effective February 27, 2010.

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

On February 27, 2010, we issued 285,715 shares to a foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $200,000.  On the same date, we also issued 671,426 shares to a second foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $470,000.  These warrants were granted in connection with the debentures transaction described above and reported on our Form 8-K filed on May 26, 2009. The disclosures in that report are incorporated herein by reference and the instruments were filed as exhibits to that report.

On April 29, 2010, we sold 428,571 shares of our common stock to an investor in exchange for $450,000, or $1.05 per share. The price per share of the issuance is subject to certain anti-dilution provisions as specified in the subscription agreement. In connection with the sale of shares, the investor also received warrants to purchase 215,285 shares of our common stock at a purchase price of $1.17 per share. The warrant agreement provides for an expiration period of three years from the date of the investment.  In addition, on April 29, 2010, we issued 35,714 shares of our common stock to that investor, pursuant to the anti-dilution provisions of the subscription agreement dated February 3, 2010, between us and that same investor.  Specifically, we issued an additional 35,714 shares of our common stock, which is the difference in the amount of shares that would have been issued to the investor if the price per share for the initial investment would have been $1.05 per share.

As of April 30, 2010, we had cash of $589,408. We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Accordingly, we believe we will need to raise additional capital to sustain our operations and to expand our business to the point at which we are able to operate profitably. We are pursuing capital through public or private financing as well as borrowings and other sources, including our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available from external sources, we are dependent on our officers, directors and/or shareholders to loan us funds to pay for our expenses to achieve our objectives over the next twelve months. In the event that we are unable to raise additional capital or borrow additional funds, we may be forced to undertake significant cost reductions or curtail operations.

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

Contractual Obligations and Reserves

None.

Off-balance Sheet Arrangements.

We had no off-balance sheet arrangements at April 30, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firms Balance Sheets Statements of Operations Statements of Stockholders’ Equity (Deficit) Statements of Cash Flows Notes to Financial Statements	46 48 49 50 51 52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Crowdgather, Inc.

We have audited the accompanying balance sheet of Crowdgather, Inc. as of April 30, 2010 and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Crowdgather, Inc., as of April 30, 2009 were audited by other auditors,  whose report dated July 15, 2009, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowdgather, Inc. as of April 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation
/s/ Q Accountancy Corporation
Laguna Niguel, California
June 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CrowdGather, Inc.

We have audited the accompanying balance sheets of CrowdGather, Inc. as of April 30, 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CrowdGather, Inc. as of April 30, 2009, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP
Irvine, California July 15, 2009

CROWDGATHER, INC.
BALANCE SHEETS
APRIL 30, 2010 AND 2009

ASSETS
	2010	2009
Current assets
Cash	$589,408	$2,601
Advance to employee	25,615	-
Prepaid expenses and deposits	17,224	8,472

Total current assets	632,247	11,073

Property and equipment, net of accumulated depreciation of $62,849 and $29,086, respectively	82,721	83,951

Intangible assets	1,980,663	606,610
Total assets	$2,695,631	$701,634

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$103,193	$24,629
Accrued interest	-	62,283
Accrued vacation	40,633	21,238
Other accrued liabilities	63,871	9,040
Unearned revenue	-	12,500
Note payable	-	50,000
Convertible notes payable	-	1,162,000

Total current liabilities	207,697	1,341,690

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 975,000,000 shares authorized, 39,823,462 and 40,684,818 issued and outstanding, respectively	39,823	40,685
Additional paid-in capital	8,763,661	2,205,115
Accumulated deficit	(6,315,550)	(2,885,856)

Total stockholders’ equity (deficit)	2,487,934	(640,056)

Total liabilities and stockholders’ equity (deficit)	$2,695,631	$701,634

See accompanying notes to financial statements.

CROWDGATHER, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009
Revenue	$309,781	$112,546
Operating expenses
Payroll and related expenses	(783,636)	(940,352)
General and administrative	(1,519,865)	(1,549,348)
Loss from operations	(1,993,720)	(2,377,154)

Other income (expense):
Interest income	1,984	1,230
Interest expense	(146,230)	(62,283)
Interest expense, debt discount amortization	(727,357)	-
Loss on extinguishment of debt	(563,571)	-
Other income (expense), net	(1,435,174)	(61,053)

Net loss before provision for income taxes	(3,428,894)	(2,438,207)

Provision for income taxes	800	800

Net loss	$(3,429,694)	$(2,439,007)
Weighted average shares outstanding- basic and diluted	41,190,817	40,482,626

Net loss per share – basic and diluted	$(0.08)	$(0.06)

See accompanying notes to financial statements.

CROWDGATHER, INC.
STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, April 30, 2008	40,056,818	$40,057	$888,943	$(446,849)	$482,151

Shares issued for cash	420,000	420	419,580	-	420,000

Shares issued for services	190,000	190	255,310	-	255,500

Shares issued for purchase of intangible asset	18,000	18	33,282	-	33,300

Amortization of stock options	-	-	608,000	-	608,000

Net (loss) for the year ended April 30, 2009	-	-	-	(2,439,007)	(2,439,007)

Balance, April 30, 2009	40,684,818	40,685	2,205,115	(2,885,856)	(640,056)

Shares issued for cash, net of fees	1,671,426	1,671	1,379,412	-	1,381,083

Shares issued for services	156,000	156	122,004	-	122,160

Shares issued for conversion of debt and interest expense	1,907,913	1,908	2,518,605	-	2,520,513

Shares issued for purchase of intangible asset	403,305	403	594,597	-	595,000

Amortization of stock options	-	-	648,000	-	648,000

Debt discount and convertible feature	-	-	727,357	-	727,357

Loss on debt extinguishment	-	-	563,571	-	563,571

Shares cancelled into treasury	(5,000,000)	(5,000)	5,000	-	-

Net (loss) for the year ended April 30, 2010	-	-	-	(3,429,694)	(3,429,694)

Balance, April 30, 2010	39,823,462	$39,823	$8,763,661	$(6,315,550)	$2,487,934

See accompanying notes to financial statements.

CROWDGATHER, INC.
 STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(3,429,694)	$(2,439,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,763	23,061
Stock-based compensation	648,000	608,000
Stock issued for services	122,160	255,500
Stock issued for interest expense	146,230	-
Amortization of debt discount	727,357	-
Loss on extinguishment of debt	563,571	-
Changes in operating assets and liabilities:
Advance to employee	(25,615)	-
Prepaid expenses and deposits	(8,752)	2,478
Security deposits	-	11,000
Accounts payable and accrued liabilities	152,790	80,368
Unearned revenue	(12,500)	12,500
Net cash used in operating activities	(1,082,690)	(1,446,100)

Cash flows from investing activities:
Purchase of property and equipment	(32,533)	(90,573)
Proceeds from the sale of computer equipment	-	1,996
Deposit in escrow	-	72,834
Purchase of intangible assets	(779,053)	(465,989)

Net cash used in investing activities	(811,586)	(479,233)

Cash flows from financing activities:
Proceeds from related party notes	54,000	50,000
Proceeds from the sale of common stock	1,381,083	420,000
Proceeds from issuance of debt	1,300,000	1,162,000
Repayment of debt, related party notes	(104,000)	-
Repayment of debt	(150,000)	-

Net cash provided by financing activities	2,481,083	1,632,000

Net increase (decrease) in cash	586,807	(293,333)
Cash, beginning of period	2,601	295,934
Cash, end of period	$589,408	$2,601

Supplemental disclosure of cash flow information: Cash paid for:
Interest	$-	$62,283
Income taxes	$800	$800
Non-cash transactions: Issuance of common stock for intangible assets	$595,000	$33,300
Stock-based compensation	$648,000	$608,000
Stock issued for services	$122,160	$255,500
Stock issued for interest expense	$146,230	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

On April 2, 2008, the Company, General Mayhem LLC (“General”) and the Company’s wholly owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”).  The merger contemplated by the Merger Agreement (“the “Merger”) closed on April 8, 2008.  The Merger resulted in General merging into the Acquisition Subsidiary, with the Acquisition Subsidiary surviving. Prior to the Merger, the Company effected a 13-for-1 stock split of its Shares.  All share numbers presented in the accompanying financial statements have been adjusted to reflect the stock split.  Each share of General was converted into and became one (1) share, on a post-stock split basis, such that former members of General held 21,000,000, or approximately 52.8%, of the outstanding shares of the Company at the time.  On April 8, 2008, pursuant to the Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast and Acquisition Subsidiary, the Acquisition Subsidiary merged with and into WestCoast, with WestCoast surviving. In connection with the latter merger, WestCoast changed its name to CrowdGather, Inc.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the related lease term.

Identifiable Intangible Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists.  As required by ASC 350, in the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value over the estimate of fair value and accordingly, records the loss.

Intangible assets that are determined to have definite lives are amortized over the shorter of their legal lives or their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC 360, Property, Plant and Equipment discussed below.

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
APRIL 30, 2010 AND 2009

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

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of April 30, 2010 and 2009, the Company had vested stock options that could be converted into 1,151,563 and 547,202 shares, respectively, of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (Topic 855).  ASU 2010-09 clarifies the interaction of Accounting Standards Codification 855 Subsequent Events with guidance issued by the Securities and Exchange Commission (SEC) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855.  This update is effective for annual or interim periods ending after June 15, 2010.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-08 Technical Corrections to Various Topics.  ASU 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

2.	GOING CONCERN

The Company has incurred a net loss of $3,429,694 for the year ended April 30, 2010 and has an accumulated deficit of $6,315,550 as of April 30, 2010, and additional debt or equity financing will be required by the Company to fund its activities and to support its operations.  In February 2010, the Company received $300,000 from the sale of 250,000 shares of common stock and $670,000 from the exercise of warrants for 957,141 shares of common stock, and the Company’s convertible notes outstanding balance of $1,912,890 plus accrued interest were converted into 1,907,913 shares of common stock.  In addition, in April 2010, the Company entered into a subscription agreement to sell another 428,571 shares of common stock for $450,000.  However, there is no assurance that the Company will be able to obtain additional financing if necessary.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

Management is currently devoting its efforts to assimilate its subsequent business combination with an online target advertising and marketing company to enhance its product offerings and revenues as further described in Note 14.  There can be no assurance that the Company's efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3.	ADVANCE TO EMPLOYEE

The Company periodically provides cash advances to employees on a short term basis.  These advances bear no interest, are due on demand and are to be repaid as cash becomes available, typically within six (6) months.  If the advance is unpaid following the short term, then the Company may at its discretion include the advance as part of the employee’s compensation.  As of April 30, 2010, there was an advance of $25,615 outstanding to one (1) employee.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at April 30:
	2010	2009
Furniture, fixtures and office equipment	$16,416	$16,416
Computers, servers and equipment	129,154	96,621
	145,570	113,037
Less: accumulated depreciation	(62,849)	(29,086)
	$82,721	$83,951

Depreciation expense was $33,763 and $23,061 for the years ended April 30, 2010 and 2009, respectively.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

5.   FAIR VALUE OF MEASURMENTS

Determination of Fair Value

At April 30, 2010, the Company calculated the fair value of its assets and liabilities per ASC 820 for disclosure purposes as described below.

The carrying value of cash and cash equivalents, employee advances, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments pursuant to ASC 825.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

5.	FAIR VALUE OF MEASURMENTS (Continued)

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

The following table presents the fair value of financial instruments as of April 30, 2010 and 2009, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

5.	FAIR VALUE OF MEASURMENTS (Continued)

Liabilities measured at fair value on a recurring and nonrecurring basis at April 30, 2010:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Convertible notes payable, net of debt discount	$-	$-	$-	$-

Total liabilities at fair value	$-	$-	$-	$-

Liabilities measured at fair value on a recurring and nonrecurring basis at April 30, 2009:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Convertible notes payable, net of debt discount	$-	$-	$1,162,000	$1,162,000

Total liabilities at fair value	$-	$-	$1,162,000	$1,162,000

6.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded the federally insured limits of $250,000.  The Company has not experienced any losses with respect to its cash balances.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

7.     INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash in the amount of $779,053 and stock valued at $595,000 during the year ended April 30, 2010 and $499,288 during the year ended April 30, 2009.  These assets have been determined to have indefinite lives.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of April 30, 2010, the Company does not believe any impairment of intangible assets has occurred.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

7.     INTANGIBLE ASSETS (Continued)

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

Website and Domain Name Acquisition Agreement March 12, 2010

On March 12, 2010, the Company entered into a Website and Domain Name Acquisition Agreement (“Agreement”) with Phil Santoro (“Santoro”) pursuant to which the Company acquired the websites and domain names (“Websites”) set forth below:

• http://www.freeforums.org;
• http://www.freeforums-dev.org; and
• http://www.freeforums-inc.org.

The Agreement also provides that the Company acquires all associated software used in building the websites set forth above, along with the associated user lists, databases, add-ons installed with these forums and associated accounts for these websites.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

7.     INTANGIBLE ASSETS (Continued)

The total purchase price of the Websites is $1,000,000, which consists of $600,000 payable to Santoro in cash at closing and $400,000 payable to Santoro in shares of the Company’s common stock (“Shares Payment”). The Shares Payment of 258,065 shares of common stock was calculated by dividing $400,000 by $1.55, the closing price of the Company’s common stock as of March 12, 2010.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

7.     INTANGIBLE ASSETS (Continued)

The conditional signing bonus payment will only be due to each Consultant if the following occurs: (i) Santoro elects to compensate each Consultant least Ten Thousand Dollars ($10,000) from the Santoro’s proceeds of the sale of the Websites payable in either cash and/or shares; (ii) such payment from Santoro to each Consultant is made pursuant to a written escrow instruction signed by Santoro; and (iii) each of the Consultants provides services to the Company for a minimum of four months after March 12, 2010. Each of the Services Agreements also provides for payment of conditional traffic bonus compensation in the form of an additional $8,000 in shares of the Company’s common stock, payable to each Consultant, using the 20-day volume weighted average price of the Company’s common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of March 12, 2010.  The conditional traffic bonus payment will only be due to each Consultant if, during the next twelve months, the average monthly visitor traffic to the Websites is greater than or equal to 59.13 million monthly page views.

8.     NOTES PAYABLE

On April 8, 2009 the Company issued a promissory note to its majority shareholder for $50,000.  The note was due 60 days from the closing of the transaction.  In the event the note was not repaid in the 60 day period, interest at 10% would accrue for two years.  The note was repaid May 29, 2009 and there was no balance outstanding at April 30, 2010.

On May 4, 2009 the Company issued a promissory note to its majority shareholder for $54,000.  The note was due 60 days from the closing of the transaction.  In the event the note was not repaid in the 60 day period, interest at 10% would accrue for two years.  The note was repaid May 29, 2009 and there was no balance outstanding at April 30, 2010.

9.     CONVERTIBLE NOTES PAYABLE

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

9.     CONVERTIBLE NOTES PAYABLE (Continued)

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

Under ASC 470, Debt, the relative fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a discount to the notes.  A debt discount of $727,357 was recorded thereby reducing the carrying value of the Debentures with a corresponding increase to additional paid-in capital. The debt discount is being amortized to interest expense over the term of the notes payable.  Total amortized interest expense for the year ended April 30, 2010 was $265,963.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

10.   COMMON STOCK

Common Stock Issued for Services

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $8,000 in four payments and 21,000 shares of its restricted common stock over three months.  The shares were valued at $18,060 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2010 was $18,060.

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $8,000 in four payments and 60,000 shares of its restricted common stock over three months.  The shares were valued at $51,600 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2010 was $51,600.

In May 2009, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $2,500 and 75,000 shares of its restricted common stock.  The shares were valued at $52,500 based on the fair value of the shares on the date of the contract. The term of the agreement was for three months and expired August 26, 2009.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2010 was $52,500.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

10.	COMMON STOCK (Continued)

Warrant Exercise

On February 27, 2010, the Company issued 285,715 shares to the one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $200,000.  On the same date, the Company also issued 671,426 shares to the second foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $470,000.

11.   TREASURY STOCK

In connection with the conversions of the Debentures and in order to mitigate the impact of dilution to the Company’s stockholders, Sanjay Sabnani, the Company’s Chairman and CEO, agreed to surrender 5,000,000 shares of common stock to the Company’s treasury for cancellation if and when at least $2 million of Debentures was converted into shares of common stock.  As a result of more than $2 million of the Debentures being converted, as described above, 5,000,000 shares of common stock held by Mr. Sabnani were cancelled and retired, effective February 27, 2010, in exchange for par value.

12.   STOCK OPTIONS

In May 2008 the board of directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the year ended April 30, 2010, the Company issued stock options for 395,000 shares of the Company’s common stock, exercisable at various dates through December 2013 at fair market value at the dates of grant ranging from $0.86 - $1.55 per share, to employees, directors and consultants pursuant to the Plan.  The compensation cost for the year ended April 30, 2010 was $648,000, and is included in operating expenses.

For the years ended April 30, 2010 and 2009, the Company recognized $648,000 and $608,000, respectively, of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants.  These costs were calculated in accordance with ASC 505 and are reflected in operating expenses.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

12.   STOCK OPTIONS (Continued)

Stock option activity was as follows for the years ended April 30, 2009 and 2010:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2008	-	$-	-	$-
Granted	3,310,000	1.19	3.08	3,055,252
Forfeited/Expired	(750,000)	1.00	3.14	(692,250)
Exercised	-	-	-	-

Outstanding, April 30, 2009	2,560,000	$1.17	3.06	$2,363,002
Exercisable, April 30, 2009	613,750	$1.16	3.04	$566,520
Outstanding, May 1, 2009	2,560,000	$1.16	2.10	$2,363,002
Granted	395,000	0.94	3.16	281,519
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, April 30, 2010	2,955,000	$1.14	2.25	$2,644,521
Exercisable, April 30, 2010	1,151,563	$1.14	2.14	$1,041,984

A summary of the status of the Company’s unvested shares as of April 30, 2009 and 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2008	-	$-
Granted	3,310,000	0.94
Vested	(613,750)	0.91
Forfeited/Expired	(750,000)	1.00

Non-vested balance, April 30, 2009	1,946,250	$0.93

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

12. STOCK OPTIONS (Continued)

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2009	2,119,375	$0.92
Granted	395,000	0.94
Vested	(710,938)	0.90
Forfeited/Expired	-	-

Non-vested balance, April 30, 2010	1,803,437	$0.89

As of April 30, 2010 and 2009, total unrecognized stock-based compensation cost related to unvested stock options was $1,450,582 and $1,817,859, respectively, which is expected to be recognized over a weighted-average period of approximately 2.25 years and 3.06 years, respectively.

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

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

13.  PROVISION FOR INCOME TAXES

For the year ended April 30, 2010, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of April 30, 2010, the Company had federal and state net operating loss carry forwards of approximately $5,000,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of April 30, 2010 and 2009, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the Company’s ability to realize future taxable income and to recover its net deferred tax assets.
	2010	2009
Federal net operating loss (at 34%)	$1,700,000	$894,000
State net operating loss (at 8.84%)	442,000	255,000

	2,142,000	1,149,000
Less: valuation allowance	(2,142,000)	(1,149,000)

Net deferred tax assets	$-	$-

The Company’s valuation allowance increased by approximately $993,000 and $784,000 during the years ended April 30, 2010 and 2009, respectively.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

14.    SUBSEQUENT EVENTS

In accordance with ASC 855 the Company has evaluated its subsequent events through June 15, 2010, the date the financial statements were issued.

Agreement and Plan of Merger

On June 9, 2010, the Company  entered into an Agreement and Plan of Merger among  the Company, Adisn, Inc., a Delaware corporation (“Adisn”) and the Company’s wholly-owned subsidiary, Adisn Acquisition Corp. (the “Adisn Merger Agreement”), pursuant to which Adisn Acquisition Corp. shall merge with and into Adisn and Adisn will survive as the wholly-owned subsidiary of the Company.  Pursuant to the merger, the shareholders of Adisn received 4,621,849 shares of common stock of the Company, subject to the escrow obligations of the securities escrow agreement, as discussed below, plus a right to receive the Earn-Out Shares, as defined below, if and when they become issuable.

In connection with the merger, issued and outstanding warrants to purchase 825,000 shares of Adisn common stock became warrants to purchase shares of common stock of Company. The exercise price and number of shares was proportionately adjusted based on the exchange ratio for Adisn common stock issued in connection with the merger, such that the holder of the warrants will have the right to purchase 161,997 shares of the Company's common stock at $1.018 per share.

The merger shares will be issued to the Adisn stockholders in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

The merger agreement also provides that the Company will issue an additional $1,000,000 to the Adisn stockholders, which shall be payable in shares of the Company’s common stock (“Earn-Out Shares”) to be distributed on a pro-rata basis. The number of Earn-Out Shares to be issued to the Adisn stockholders shall be calculated by dividing $1,000,000 by the 20-day volume weighted average price of the Company’s common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of June 9, 2010. The Earn-Out Shares will only be issued to the Adisn stockholders if, during the next twelve months, Adisn generates gross revenues, as defined according to GAAP, of more than $1,562,500.

The merger agreement further provides that in the event the Company files a registration statement with the SEC pursuant to the Securities Act of 1933, as amended, Adisn Stockholders have the right to request that the Company include in that registration statement the shares of common stock then held by Adisn stockholders.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

14.    SUBSEQUENT EVENTS (Continued)
Securities Escrow Agreement

As an inducement to the Company to enter into the merger agreement, on June 9, 2010, the Company and certain of the Adisn stockholders entered into a securities escrow agreement, pursuant to which those Adisn stockholders agreed to place stock certificates of the Company’s common stock representing an aggregate of 2,172,603 shares of common stock (“Escrow Shares”) into escrow for the benefit of the Company (i) to secure certain indemnification obligations of the merger agreement, and (ii) in the event the Company fails to achieve certain financial performance thresholds for the six and twelve month periods following the closing of the merger relative to the Adisn business.

Lock-up Agreements

Concurrently with the closing of the merger , the Company entered into lock-up agreements with certain of the Adisn stockholders for the merger shares. The Adisn stockholders agreed that during the period from the closing of the merger  on June 9, 2010, until the first anniversary thereof, the Adisn stockholders will not sell, transfer, or otherwise dispose of more than (i) fifty percent of the merger shares during the first three month period after the six month period from June 9, 2010, and (ii) fifty percent of the merger shares during the second three month period after the six month period from June 9, 2010, other than in connection with an offer made to all stockholders of the Company in connection with merger, consolidation, or similar transaction involving the Company.

The acquisition will be accounted for as a purchase, with the assets acquired and liabilities assumed recorded at fair value, and the results of Adisn’s operations included in the Company’s financial statements from the date of acquisition.

The unaudited pro forma condensed consolidated balance sheet shows the effect to the financial position at April 30, 2010 as if the acquisition occurred at May 1, 2009.  Such financial position of the Company is not necessarily indicative of the financial position as it may be in the future, or as it may have been had these events been effective May 1, 2009.  The unaudited pro forma condensed consolidated statement of operations for the year ended April 30, 2010 gives effect to the results of operations as if the acquisition occurred at May 1, 2009.

The pro forma condensed consolidated financial statements may not be indicative of the actual results of the acquisition.  In particular, the pro forma condensed consolidated financial statements are based on management’s current estimate of the allocation of the purchase price, the actual allocation of which may differ.

The accompanying pro forma condensed consolidated financial statements should be read in connection with the audited financial statements of the Company and Adisn as filed in the Company’s current report on Form 8-K on June 10, 2010.

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

14.    SUBSEQUENT EVENTS (Continued)

Unaudited Pro Forma
Condensed Consolidated Balance Sheets
April 30, 2010
	CrowdGather, Inc.	Adisn, Inc.	Combined	Pro Forma Adjustments		Pro Forma Consolidated

ASSETS
Cash and equivalents	$589,408	$28,070	$617,478	-		$617,478
Accounts receivable, net	-	61,734	61,734	-		61,734
Advances to employees	25,615	-	25,615			25,615
Prepaid expenses and deposits	17,224	4,642	21,866	-		21,866
Property and equipment, net	82,721	42,371	125,092	-		125,092
Intangible assets, net	1,980,663	28,153	2,008,816	3,475,824	(1,2,3)	5,119,640
				(365,000)	(4)
Goodwill	-	-	-	3,000,000	(1,2,3)	3,000,000

TOTAL ASSETS	$2,695,631	$164,970	$2,860,601	6,475,824		$8,971,425

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$207,697	$389,067	$596,764	-		$596,764
Notes payable, related party	-	24,176	24,176	(24,176)	(1)	-
Total liabilities	207,697	413,243	620,940	(24,176)		596,764

SHAREHOLDERS' EQUITY:
Preferred Stock, Series A	-	5,368	5,368	(5,368)	(3)	-
Common stock	39,823	20,874	60,697	4,622	(1)	44,445
				(20,874)	(3)
Common stock obligation	-	-	-	1,000,000	(2)	1,000,000
Paid in capital	8,763,661	2,245,663	11,009,324	5,495,378	(1)	14,633,378
				5,368	(3)
				20,874	(3)
				(1,897,566)	(3)
Accumulated deficit	(6,315,550)	(2,520,178)	(8,835,728)	1,897,566	(3)	(7,303,162)
				(365,000)	(4)
Total shareholders' equity	2,487,934	(248,273)	2,239,661	6,500,000		8,374,661
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,695,631	$164,970	$2,860,601	6,475,824		$8,971,425

CROWDGATHER, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

14.    SUBSEQUENT EVENTS (Continued)

Unaudited Pro Forma
Condensed Consolidated Statements of Operations
Year Ended April 30, 2010

	CrowdGather, Inc.	Adisn, Inc.	Combined	Pro Forma Adjustments		Pro Forma Consolidated

REVENUES	$309,781	$951,637	$1,261,418			$1,261,418

OPERATING EXPENSES	2,303,501	1,472,667	3,776,168	365,000	(4)	4,141,168

LOSS FROM OPERATIONS	(1,993,720)	(521,030)	(2,514,750)			(2,879,750)

OTHER INCOME (EXPENSE), NET	(1,435,174)	(100,782)	(1,535,956)			(1,535,956)

INCOME (LOSS) BEFORE INCOME TAXES	(3,428,894)	(621,812)	(4,050,706)			(4,415,706)

INCOME TAXES	800	800	1,600			1,600

NET INCOME (LOSS)	$(3,429,694)	$(622,612)	$(4,052,306)	$365,000		$(4,417,306)

BASIC AND DILUTED INCOME ( LOSS) PER SHARE	$(0.08)					$0.09

The pro forma adjustments to the condensed financial statements at April 30, 2010 are as follows:

(1)	To record the issuance of the Company’s common stock, 4,621,849 shares in exchange for 100% ownership interest in Adisn.
(2)	To record the common stock issuance obligation for $1,000,000 worth of “earn-out” shares of common stock.
(3)	To record the allocation of Adisn’s, Preferred Stock, Common Stock, Stock Subscription and Accumulated Deficit to the Company’s Paid in Capital account.
(4)	To record amortization of acquired intangible assets over their estimated useful life or remaining legal lives.

The Company is still in the process of evaluating the fair value of the assets acquired and the liabilities assumed in order to make a final determination of the cost in excess of net assets acquired.  Accordingly, the purchase accounting information is preliminary and has been made solely for the purpose of developing such pro forma condensed financial information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except as specified below.

On April 2, 2008, we dismissed Dale Matheson Carr-Hilton Labonte, LLP (“Dale Matheson”) as our principal accountant effective on such date, and we appointed Mendoza Berger & Company, LLP (“Mendoza”) as our new principal accountant.  Dale Matheson’s report on our financial statements for fiscal years 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2006 and 2007, and the subsequent interim period through April 2, 2008, there were no disagreements with Dale Matheson on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of  Dale Matheson, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-K.

We engaged Mendoza Berger & Company, LLP (“Mendoza”) as our new independent accountant as of April 2, 2008.  During fiscal years 2006 and 2007, and the subsequent interim period through April 2, 2008, we nor anyone on our behalf engaged Mendoza regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

On January 29, 2010, we dismissed Mendoza as our independent public accountant effective on such date. The reports of Mendoza on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged Quintanilla Accountancy Corporation (“Quintanilla”) as our new independent public accountant effective as of January 29, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2009 and 2008, and the subsequent interim period through January 29, 2010, the date of dismissal, there were no disagreements with Mendoza on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Mendoza, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During fiscal years 2009 and 2008, and the subsequent interim period through January 29, 2010, neither we nor anyone on our behalf engaged Quintanilla regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

On March 15, 2010, we dismissed Quintanilla as our independent public accountant effective on such date. Quintanilla was our independent public accounting firm from January 29, 2010, the date of appointment, until March 15, 2010, the date of dismissal. We engaged Kelly & Company (“Kelly”) as our new independent registered public accountant effective as of March 15, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

From January 29, 2010, the date of appointment, until March 15, 2010, the date of dismissal, Quintanilla did not issue any reports on our financial statements, and, therefore, there were no reports issued with adverse opinions or a disclaimer of opinion, and there were no reports issued which were qualified or modified as to uncertainty, audit scope, or accounting principles.

From January 29, 2010, the date of appointment, until March 15, 2010, the date of dismissal, there were no disagreements with Quintanilla on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Quintanilla, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During fiscal years 2009 and 2008, and the subsequent interim period through March 15, 2010, we nor anyone on our behalf engaged Kelly regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

On April 30, 2010, we dismissed Kelly and Company (“Kelly”) as our independent registered public accountant effective on such date. Kelly was the independent registered public accounting firm for us from March 15, 2010, the date of appointment, until April 30, 2010, the date of dismissal. We engaged Q Accountancy Corporation (“QAC”) as our new independent registered public accountant effective as of April 30, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

From March 15, 2010, the date of appointment, until April 30, 2010, the date of dismissal, Kelly did not issue any reports on our financial statements and therefore there were no adverse opinions or a disclaimer of opinion, and there were no reports which were qualified or modified as to uncertainty, audit scope, or accounting principles.

From March 15, 2010, the date of appointment, until April 30, 2010, the date of dismissal, there were no disagreements with Kelly on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Kelly, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During fiscal years 2009 and 2008, and the subsequent interim period through April 30, 2010, we nor anyone on our behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of April 30, 2010, the date of this report, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as described below under management's report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2010, our internal control over financial reporting is effective based on those criteria.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	40	CEO, President, Secretary, Director and Chairman of the Board
Gaurav Singh	33	Chief Financial Officer
Jonathan R. Dariyanani	39	Director
James A. Sacks	44	Director
Chuck Timpe	63	Director

Sanjay Sabnani. Sanjay Sabnani is our Chief Executive Officer, President, and Secretary since April 2, 2008 and became one of our directors shortly thereafter. Mr. Sabnani founded General Mayhem, LLC in May 2004. While building General Mayhem, LLC’s operations and network communities Mr. Sabnani has served senior executive roles in several public companies including: executive vice president, strategic development at Hythiam, Inc. (NASDAQ:HYTM) from April 2004 to December 2007; and president and director at Venture Catalyst, Inc. (NASDAQ:VCAT), from July 1999  to November 2000. Mr. Sabnani assisted in raising over $200 million in public equity financing for these companies, and served as the chief strategist and communicator for these businesses during his tenure with each. In addition, Mr. Sabnani has served as chairman of the board of two distinguished non-profits: Artwallah (arts festival); and TiE SoCal (venture capital networking).Mr. Sabnani was also the founder of a California charity, EndDependence (scholarships for addiction treatment). Mr. Sabnani received his BA in English Literature from UCLA in 1999.  Mr. Sabnani is not an officer or director of any other reporting company.

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

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the Board of Directors and, subject to employment agreements, serve at the discretion of the board. Currently, directors receive no cash compensation.

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

Code of Ethics. We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively. The Code is filed as Exhibit 14 to our Current Report on Form 8-K filed on July 23, 2008. A written copy of the Code will be available on our website at www.crowdgather.com.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the year ending April 30, 2010.

Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani CEO, President, Secretary	2010	162,000	0	0	0	0	0	0	162,000
	2009	172,384	0	0	472,016	0	0	0	644,400
Gaurav Singh, CFO, Treasurer	2010	126,000	0	0	0	0	0	0	126,000
	2009	101,607	0	0	352,211	0	0	36,900	490,718

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

Outstanding Equity Awards at Fiscal Year-end. As of the year ended April 30, 2010, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Sanjay Sabnani CEO, President, and Secretary	200,000	200,000	400,000	$1.49	06/20/2018	0	0	0	0
Gaurav Singh CFO, Treasurer	200,000	200,000	400,000	$1.00	05/09/2018	0	0	0	0
	11,250	26,250	18,750	$1.50	11/17/2018	0	0	0	0

All of the options specified above vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant. There have been no exercises of stock options by either of the above named executive officers during the year April 30, 2010.

Long-Term Incentive Plans. As of April 30, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation in the event of termination of employment or change in control of our company.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani, director	0	0	0	0	0	0	0
Jonathan Dariyanani director	0	0	0	0	0	0	0
James Sacks, director	0	0	0	0	0	0	0
Chuck Timpe, director	0	0	219,408	0	0	0	219,408

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of our shares of common stock beneficially owned as of April 30, 2010 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common stock;
•	each director;
•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” above; and
•	all of our current directors and executive officers of the company as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of April 30, 2010 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after April 30, 2010 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of April 30, 2010, and after giving effect to the issuances described above, there were 39,823,462 shares of common stock issued and outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)

Common Stock	Sanjay Sabnani 20300 Ventura Blvd, Suite 330 Woodland Hills, CA 91364	17,285,550 shares (1) CEO, President, Secretary, Treasurer and director	43.41%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	16,210,550 shares 5% Owner	40.7%
Common Stock	Vinay Holdings (4) P.O. Box 983 Victoria, Mahe, Republic of Seychelles	2,664,450 shares, 5% Owner	6.69%
Common Stock	Gaurav Singh c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	411,250 shares (5), CFO	1.03%
Common Stock	Jonathan R. Dariyanani c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	140,000 shares, Director	*
Common Stock	James A. Sacks c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	175,000 shares, Director	*
Common Stock	Chuck Timpe c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	100,000 shares (6) Director	*
Common Stock	All directors and named executive officers as a group	18,111,800 shares	45.48%
* Denotes less than 1%.

(1) Includes 16,210,550 shares, which are held by Typhoon Capital Consultants, LLC, of which Sanjay Sabnani is the beneficial owner, 175,000 shares of common stock underlying options granted to Mr. Sabnani and 900,000 shares held by Sabnani Children Income Trust, of which Sanjay Sabnani may be deemed to have beneficial ownership due to his spouse's role as sole trustee for this trust. Mr. Sabnani disclaims beneficial ownership of those 900,000 shares, except as to his pecuniary interest therein. Does not include 225,000 shares issuable upon the exercise of options which have been granted but will not vest within 60 days of April 30, 2010.
(2) Sanjay Sabnani holds voting and dispositive power over the shares of Typhoon Capital Consultants, LLC.
(3) Based on 39,823,462 common shares issued as of April 30, 2010.
(4) Parshotam Shambhunath Vaswani holds voting and dispositive power over the shares of Vinay Holdings, Ltd.
(5) Includes 200,000 shares of common stock held of record by Gaurav Singh and 211,250 shares of common stock underlying options granted to Mr. Singh. Does not include 245,625 shares issuable upon the exercise of options which have been granted but will not vest within 60 days of April 30, 2010.
(6) Consists of 100,000 shares of common stock underlying options granted to Chuck Timpe. Does not include 275,000 shares issuable upon the exercise of options which have been granted but will not vest within 60 days of April 30, 2010.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

On July 8, 2008, we issued a convertible promissory note to one of our shareholders for $500,000.  The convertible note was due in one year, or upon default, whichever is earlier, with interest at an annual rate of 8%.  The convertible note had a mandatory conversion feature by which it would automatically convert to shares of our common stock immediately before the closing of our next transaction or series of related transactions in which we sell equity securities in an amount equal to or greater than $2,000,000. The holder of the convertible note would receive shares at a rate that represents a discount of 15% to the price per share in the equity financing. In connection with the issuance of the convertible note, we also agreed that the holder would be entitled to a grant of warrants in an amount to be determined at the time of equity financing.

On September 25, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $200,000.  The convertible note was due in one year with interest at an annual rate of 10%.  The convertible note had an optional conversion feature by which the holder could convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On October 31, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $170,000.  The convertible note was due in one year with interest at an annual rate of 10%.  The convertible note had an optional conversion feature by which the holder could convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.50 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On December 3, 2008, we issued a convertible promissory note to one of our shareholders in exchange for $110,000.  The convertible note was due in one year with interest at an annual rate of 10%.  The convertible note had an optional conversion feature by which the holder could convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.40 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On January 9, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $90,000.  The convertible note was due in six months with interest at an annual rate of 10%.  The convertible note had an optional conversion feature by which the holder could convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $1.25 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On February 11, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $60,000.  The convertible note was due in six months with interest at an annual rate of 10%.  The convertible note had an optional conversion feature by which the holder could convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.90 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

On March 10, 2009, we issued a convertible promissory note to one of our shareholders in exchange for $32,000.  The convertible note was due in six months with interest at an annual rate of 10%.  The convertible note had an optional conversion feature by which the holder could convert the principal and accrued interest to shares of our common stock at a conversion price of the lower of (i) $0.70 per share or, (ii) the price per share of our next transaction or series of related transactions in which we sell equity securities and in which the gross proceeds to us equal or exceed $2,000,000.

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

On February 27, 2010, we issued 1,004,875 shares of our common stock to one foreign institutional investor who elected to convert an 18-month secured convertible debenture that was issued in May 2009.  The investor converted the debenture in the principal amount of $1,300,000 together with accrued interest of $80,066 for a total of $1,380,066, into 1,004,875 shares of our common stock, or approximately $1.37 per share.  On the same date, we also issued 903,038 shares to a second foreign institutional investor who elected to convert two debentures that were issued in May 2009.  The investor converted one debenture in the principal amount of $532,500 together with accrued interest of $32,796 for a total of $565,296, into 484,250 shares of our common stock, or approximately $1.17 per share.  The investor also converted a second debenture in the principal amount of $541,783 together with accrued interest of $33,368, for a total of $575,151, into 418,788 shares of our common stock, or approximately $1.37 per share.

On February 27, 2010, we issued 285,715 shares to the one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $200,000.  On the same date, we also issued 671,426 shares to the second foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $470,000

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the SEC, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence.  We believe that Jonathan R. Dariyanani, James A. Sacks and Chuck Timpe are independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $31,320 and $57,746.65, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2010 and 2009, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2010 and 2009, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,250 and $3,975, respectively.

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

3.1	Articles of Incorporation**
3.1.1	Amended and Restated Articles of Incorporation***
3.2	Bylaws of the Company**
3.3 3.4 10.1
Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008*
Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008*
2008 Stock Option Plan****

10.2	Agreement and Plan of Merger with Adisn, Inc.*****
10.3	Securities Escrow Agreement*****
10.4	Form of Lock Up Agreement for Merger Shares*****
10.5 14	Form of Lock Up Agreement for Escrow Shares***** Code of Ethics******
21	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* ** *** **** ***** ******
Incorporated by reference to our Current Report on Form 8-K filed on April 8, 2008.
Incorporated by reference to Registration Statement on Form SB-2 filed on June 20, 2005.
Incorporated by reference to our Current Report on Form 8-K filed on September 30, 2008.
Incorporated by reference to our Current Report on Form 8-K filed on June 24, 2008.
Incorporated by reference to our Current Report on Form 8-K filed June 10, 2010.
Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc. a Nevada corporation

July 7, 2010	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

July 7, 2010	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:          /s/ Sanjay Sabnani                                                                                      July 7, 2010
Sanjay Sabnani
Its:           CEO, President, Secretary and a director
(Principal Executive Officer)

By:           /s/ Jonathan Dariyanani                                                                          July 7, 2010
Jonathan Dariyanani
Its:            director

By:           /s/ James Sacks                                                                                          July 7, 2010
James Sacks
Its:           director

By:           /s/ Chuck Timpe                                                                                        July 7, 2010
Chuck Timpe
Its:           director