Form 10-Q
period 2010-07-31
CrowdGather, Inc.
filed 2010-09-14
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to __________________________

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

As of September 13, 2010, there were 45,969,536 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CROWDGATHER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

CROWDGATHER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	July 31, 2010 (Unaudited)	April 30, 2010
ASSETS
Current assets
Cash	$115,706	$589,408
Accounts receivable	89,865	-
Advance to employee	25,615	25,615
Prepaid expenses and deposits	14,998	17,224

Total current assets	246,184	632,247

Property and equipment, net of accumulated depreciation of $94,506 and $62,849, respectively	115,484	82,721

Intangible assets, net of accumulated amortization of $7,735 and $0, respectively	5,632,472	1,980,663
Goodwill	4,360,176	-
Total assets	$10,354,316	$2,695,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$517,222	$103,193
Accrued vacation	43,788	40,633
Other accrued liabilities	28,000	63,871

Total current liabilities	589,010	207,697

Stockholders’ equity
Common stock, $0.001 par value, 975,000,000 shares authorized, 43,353,108 and 39,822,748 issued and outstanding, respectively	43,353	39,823
Common stock obligation	3,525,988	-
Additional paid-in capital	13,127,412	8,763,661
Accumulated deficit	(6,931,447)	(6,315,550)

Total stockholders’ equity	9,765,306	2,487,934

Total liabilities and stockholders’ equity	$10,354,316	$2,695,631

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)
	2010	2009
Revenue	$330,079	$53,071

Cost of revenue	148,729	-

Gross profit	181,350	53,071

Operating expenses
Payroll and related expenses	210,958	184,502
General and administrative	605,757	467,658
Total operating expenses	816,715	652,160

Loss from operations	(635,365)	(599,089)

Other income (expense):
Interest income	-	802
Interest expense	(4,404)	(39,571)
Interest expense, debt discount amortization	-	(64,283)
Penalties	(48,156)	-
Gain (loss) on settlement of debt	73,628	(563,571)
Other income (expense), net	21,068	(666,623)

Net loss before provision for income taxes	(614,297)	(1,265,712)

Provision for income taxes	1,600	800

Net loss	$(615,897)	$(1,266,512)

Weighted average shares outstanding- basic and diluted	41,818,479	40,684,818

Net loss per share – basic and diluted	$(0.01)	$(0.03)
See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
JULY 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(615,897)	$(1,266,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,385	8,349
Stock-based compensation	167,000	157,000
Stock issued for services	96,267	122,160
Amortization of debt discount	-	64,283
Loss on extinguishment of debt	-	563,571
Changes in operating assets and liabilities:
Accounts receivable	(24,026)	-
Prepaid expenses and deposits	6,868	5,000
Accounts payable and accrued liabilities	(69,023)	28,993
Unearned revenue	-	(7,500)
Net cash used in operating activities	(418,426)	(324,656)

Cash flows from investing activities:
Purchase of property and equipment	(3,885)	(2,511)
Purchase of intangible assets	(51,391)	(7,800)
Net cash used in investing activities	(55,276)	(10,311)

Cash flows from financing activities:
Proceeds from issuance of debt	-	1,354,000
Repayment of debt	-	(254,000)

Net cash provided (used) by financing activities	-	1,100,000

Net increase (decrease) in cash	(473,702)	765,033
Cash, beginning of period	589,408	2,601
Cash, end of period	$115,706	$767,634

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$1,600	$800
Non-cash transactions:
Issuance of common stock for acquisitions	$4,600,000	$-
Stock issuance obligation	$3,525,988
Stock-based compensation	$167,000	$157,000
Stock issued for services	$96,267	$122,160

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

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

On April 2, 2008, the Company, General Mayhem LLC (“General”) and the Company’s wholly- owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”).  The merger contemplated by the Merger Agreement (“the “Merger”) closed on April 8, 2008.  The Merger resulted in General merging into the Acquisition Subsidiary, with the Acquisition Subsidiary surviving. Prior to the Merger, the Company effected a 13-for-1 stock split of its Shares.  All share numbers presented in the accompanying financial statements have been adjusted to reflect the stock split.  Each share of General was converted into and became one (1) share, on a post-stock split basis, such that former members of General held 21,000,000, or approximately 52.8%, of the outstanding shares of the Company at the time.  On April 8, 2008, pursuant to the Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast and Acquisition Subsidiary, the Acquisition Subsidiary merged with and into WestCoast, with WestCoast surviving. In connection with the latter merger, WestCoast changed its name to CrowdGather, Inc.

On June 9, 2010, the Company acquired Adisn, Inc. through an exchange of stock.  As a result, Adisn, Inc. became a wholly-owned subsidiary of the Company.

These condensed consolidated unaudited financial statements include the activities of the Company and its wholly-owned subsidiary, Adisn, Inc. from the date of acquisition June 9, 2010 through July 31, 2010. All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of CrowdGather, Inc. for the year ended April 30, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2010, included in the Company’s annual report on Form 10-K.

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

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

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

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of July 31, 2009, the Company had $2,374,283 convertible debt that could potentially be converted into 3,690,282 shares of the Company’s common stock, 1,599,997 warrants and approximately 610,625 of vested stock options that could be converted into 610,625 shares of the Company’s common stock. As of July 31, 2010 the Company had vested stock options that could be converted into 1,225,000 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

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

Recent Accounting Pronouncements

Recently Issued

In May 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

2. GOING CONCERN

The Company has incurred a net loss of $615,897 for the three months ended July 31, 2010 and has an accumulated deficit of $6,931,447 as of July 31, 2010, and additional debt or equity financing will be required by the Company to fund its activities and to support its operations.  There is no assurance that the Company will be able to obtain additional financing if necessary.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

Management is currently devoting its efforts to assimilate its recent business acquisitions to enhance its product offerings and revenues as further described in Note 3.  There can be no assurance that the Company's efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3. ACQUISITIONS

Agreement and Plan of Merger

On June 9, 2010, the Company entered into an Agreement and Plan of Merger among the Company, Adisn, Inc., a Delaware corporation (“Adisn”) and the Company’s wholly-owned subsidiary, Adisn Acquisition Corp., pursuant to which Adisn Acquisition Corp. merged with and into Adisn and Adisn survived as the wholly-owned subsidiary of the Company.  Pursuant to the merger, the shareholders of Adisn received 4,621,849 shares of common stock of the Company valued at $5,500,000, or $1.19 per share, subject to the escrow obligations of the securities escrow agreement, as discussed below, plus a right to receive the Earn-Out Shares, as defined below, if and when they become issuable.

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

The merger agreement also provides that the Company will issue an additional $1,000,000 to the Adisn stockholders, which shall be payable in shares of the Company’s common stock (“Earn-Out Shares”) to be distributed on a pro-rata basis. The number of Earn-Out Shares to be issued to the Adisn stockholders shall be calculated by dividing $1,000,000 by the 20-day volume weighted average price of the Company’s common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of June 9, 2010. The Earn-Out Shares will only be issued to the Adisn stockholders if, during the next twelve months, Adisn generates gross revenues, as defined according to generally accepted accounting principals, of more than $1,562,500.

The merger agreement further provides that in the event the Company files a registration statement with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933, as amended, Adisn Stockholders have the right to request that the Company include in that registration statement the shares of common stock then held by Adisn stockholders.

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

Lock-up Agreements

Concurrently with the closing of the merger, the Company entered into lock-up agreements with certain of the Adisn stockholders for the merger shares. The Adisn stockholders agreed that during the period from the closing of the merger  on June 9, 2010, until the first anniversary thereof, the Adisn stockholders will not sell, transfer, or otherwise dispose of more than (i) fifty percent of the merger shares during the first three month period after the six month period from June 9, 2010, and (ii) fifty percent of the merger shares during the second three month period after the six month period from June 9, 2010, other than in connection with an offer made to all stockholders of the Company in connection with a merger, consolidation, or similar transaction involving the Company.

The acquisition was accounted for as a purchase, with the assets acquired and liabilities assumed recorded at fair value, and the results of Adisn’s operations included in the Company’s financial statements from the date of acquisition.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

3. ACQUISITIONS (continued)

Assset Purchase Agreement and Plan of Reorganization and Software License Agreement

On July 23, 2010, the Company entered into and closed an Asset Purchase Agreement and Plan of Reorganization (“Purchase Agreement”) and a Software License Agreement ("License Agreement") with Team Awesome Productions, Inc. d/b/a Lefora (“Lefora”) for total consideration of $1,000,000 payable in shares of the Company's common stock.

Purchase Agreement

Pursuant to the Purchase Agreement the Company acquired the websites and domain names (“Websites”) set forth below:

•	www.lefora.com
•	www.eamped.com
•	www.makeforum.com
•	www.maxforum.com
•	www.takeforum.com
•	www.forumnotifier.com
•	www.forumnotification.com
•	www.foruminvite.com

Pursuant to the Purchase Agreement the Company also acquired the web forums associated with the websites and domain names listed above, along with the all assets that constitute those forums, plus the technology and intellectual property needed for conducting the business on each of those forums, all associated accounts for these websites, including users lists, databases, along with associated intellectual property, trade secrets and past and future infringement claims.

The total purchase price for the Websites and the associated assets was $990,000 payable to Lefora in 970,859 shares of the Company’s common stock (“Purchase Shares”), which was calculated by dividing $990,000 by $1.02, the 15-day volume weighted average price of the Company’s common stock, the 15th day of which was the trading day immediately preceding July 23, 2010.

The Purchase Agreement further provides that in the event the Company files a registration statement with the SEC pursuant to the Securities Act of 1933, as amended, Lefora has the right to request that the Company include in that registration statement the Purchase Shares held by Lefora.

License Agreement

Pursuant to the License Agreement the Company acquired an exclusive, worldwide, perpetual, royalty-free and fully paid up license to the source code used in developing the computer software program generally known as “Talki”, which allows the Company its use to develop additional websites in the future.  The consideration paid by the Company pursuant to the License Agreement was $10,000 payable to Lefora in 9,804 shares of the Company’s common stock (“License Shares”), which was calculated by dividing $10,000 by $1.02, the 15-day volume weighted average price of the Company’s common stock, the 15th day of which was the trading day immediately preceding July 23, 2010.

Services Agreements

In connection with the Purchase Agreement, the Company entered into six independent contractor agreements (“Services Agreements”) with consultants of Lefora to operate the Websites. The Services Agreements contemplate: (i) collective base compensation of $300,000 payable in shares of the Company’s common stock, (ii) terms of no less than six (6) months; and (iii) six-month vesting provisions, which provide that such shares will vest if such Consultant continues to serve as a Consultant to the Company for a minimum period of six (6) months after closing date of the Purchase Agreement.

Each of the Services Agreements also provides for payment of certain conditional traffic bonus compensation payable to each Consultant in shares of Company's common stock if, during the next twelve months, the average monthly visitor traffic to www.lefora.com is greater than or equal to 9.2 million monthly page views as measured by Google Analytics, or if the average monthly visitor traffic is greater than 8.5 million but below 9.2 million monthly page views.  No conditional traffic bonus payment will be due if the average monthly visitor traffic is below 8.5 million monthly page views.  Additionally, one of the Consultants will be paid compensation of $500 per month for the term of that particular Services Agreement.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

4. ADVANCE TO EMPLOYEE

The Company periodically provides cash advances to employees on a short term basis.  These advances bear no interest, are due on demand and are to be repaid as cash becomes available, typically within six (6) months.  If the advance is unpaid following the short term, then the Company may at its discretion include the advance as part of the employee’s compensation.  As of July 31, 2010, there was an advance of $25,615 outstanding to one employee.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at July 31, 2010:

	2010	2009
Furniture, fixtures and office equipment	$17,614	$16,416
Computers, servers and equipment	192,376	99,132
	209,990	115,548
Less: accumulated depreciation	(94,506)	(37,435)
	$115,484	$78,113

Depreciation expense was $12,649 and $8,349 for the three months ended July 31, 2010 and 2009, respectively.

6. FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

At July 31, 2010, the Company calculated the fair value of its assets and liabilities pursuant to ASC 820 for disclosure purposes as described below.

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

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

The following table presents the fair value of financial instruments as of July 31, 2010 and 2009, by caption on the balance sheet and by ASC 820 valuation hierarchy described above.

Liabilities measured at fair value on a recurring and nonrecurring basis at July 31, 2010:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Convertible notes payable, net of debt discount	$-	$-	$-	$-

Total liabilities at fair value	$-	$-	$-	$-

Liabilities measured at fair value on a recurring and nonrecurring basis at July 31, 2009:	Level 1	Level 2	Level 3	Total carrying value
Nonrecurring:
Convertible notes payable, net of debt discount	$-	$-	$1,711,209	$1,711,209

Total liabilities at fair value	$-	$-	$1,711,209	$1,711,209

7. CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded the federally insured limits of $250,000. The Company has not experienced any losses with respect to its cash balances.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

8. INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash in the amount of $51,391 and stock valued at $3,580,000 during the three months ended July 31, 2010 in connection with the Company's transactions with Adisn, Inc. and Lefora and $7,800 during the three months ended July 31, 2009.  Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of July 31, 2010, the Company recorded $7,735 or amortization associated with its definite lived intangibles.  Intangibles consist of the following as of July 31:

	Est. Life	2010	2009
Online forums and related websites	Indefinite	$3,060,207	$1,980,663
Target advertising technology	Indefinite	2,250,000	-
Trademarks and tradenames	10 years	190,000	-
Customer lists	3 years	140,000	-
		5,640,207	1,980,663
Less: accumulated amortization		(7,735)	-
		$5,632,472	$1,980,663

As of July 31, 2010, the Company does not believe any impairment of intangible assets has occurred.

9. COMMON STOCK

In June 2010, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $2,000 in two payments and 20,000 shares of its restricted common stock over two months.  The shares were valued at $24,600 based on the fair value of the shares on the date of the contract. The term of the agreement was for two months and expired July 31, 2010.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2010 was $24,600 and the shares are obligated to be issued.

As of July 31, 2010, the Company is obligated to issue 24,999 shares of its restricted common stock in connection with certain service agreements with consultants that were fully earned and due on July 12, 2010.  The shares were valued at $30,000 based on the fair value of services received per the agreements.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2010 was $18,750, and the remaining $11,250 was earned and expensed during the year ended April 30, 2010.

As of July 31, 2010, the Company is obligated to issue 61,856 shares of its restricted common stock to a consultant for services rendered.  The shares were valued at $60,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2010 was $60,000.

As of July 31, 2010, the Company is obligated to issue 13,846 shares of its common stock to six consultants in connection with certain service agreements related to the Lefora transaction.  The service agreements are for six months and will result in a total of 294,120 shares to be issued at the end of the service term.  The shares were valued in total at $300,000 based on the 15-day volume weighted average price of the Company’s common stock, the 15th day of which was the trading day immediately preceding July 23, 2010 as stated in the agreements.

During the three months ended July 31, 2010 and in connection with the Company’s acquisitions during the quarter, the Company issued 3,529,646 shares of its common stock, valued at approximately $4,200,000 related to the acquisition of Adisn, Inc. and there are 1,092,203 remaining to be issued under the agreement.  In addition, the Company is obligated to issue 980,383 of its common stock, valued at approximately $1,000,000 for the purchase of Lefora as described in Note 3.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

10. STOCK OPTIONS

In May 2008 the board of directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the three months ended July 31, 2010, the Company issued stock options for 50,000 shares of the Company’s common stock, exercisable at various dates through June 2014 at fair market value at the date of grant of $0.81 per share, to a consultant pursuant to the Plan.  The compensation cost for the three months ended July 31, 2010 was $167,000, and is included in operating expenses.

For the three months ended July 31, 2010 and 2009, the Company recognized $167,000 and $157,000, respectively, of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants.  These costs were calculated in accordance with ASC 505 and are reflected in operating expenses.

Stock option activity was as follows for the three months ended July 31, 2010:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2010	2,955,000	$1.14	2.14	$1,539,348
Granted	50,000	1.17	3.82	40,650
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, July 31, 2010	3,005,000	$1.14	2.02	$1,579,998
Exercisable, July 31, 2010	1,225,000	$1.14	1.92	$1,105,173

A summary of the status of the Company’s unvested shares as of July 31, 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2010	1,803,437	$0.89
Granted	50,000	0.81
Vested	(189,062)	0.89
Forfeited/Expired	-	-

Non-vested balance, July 31, 2010	1,664,375	$0.89

    As of July 31, 2010, total unrecognized stock-based compensation cost related to unvested stock options was $1,325,256, which is expected to be recognized over a weighted-average period of approximately 2.02 years.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010 AND 2009
(UNAUDITED)

10. STOCK OPTIONS (continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

Three Months Ended July 31
2010
Risk-free interest rate	2.0%
Expected volatility	100.00%
Expected option life (in years)	4.00
Expected dividend yield	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of the Company’s public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

11. PROVISION FOR INCOME TAXES

For the three months ended July 31, 2010, the Company has recognized the minimum amount of franchise tax required under California corporation law of $1,600.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of July 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $6,000,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of July 31, 2010, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the Company’s ability to realize future taxable income and to recover its net deferred tax assets.
2010
Federal net operating loss (at 34%)	$2,040,000
State net operating loss (at 8.84%)	530,400

2,570,400
Less: valuation allowance	(2,570,400)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $428,400 during the three months ended July 31, 2010.

12. SUBSEQUENT EVENTS

In accordance with ASC 855 the Company has evaluated its subsequent events through September 14, 2010, the date the financial statements were issued.

During August 2010, the Company issued 45,678 shares of its common stock related to its stock issuance obligation for the acquisition of Adisn, Inc.

On September 1, 2010, the Company issued 142,857 shares to a foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $100,000.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended July 31, 2010.

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

Part of our growth strategy includes identifying and acquiring web properties.  Since our inception we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 70 properties and 450 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

Our network is comprised of two segments-branded forum communities and third-party hosted communities that are built on one of our forum hosting platforms.  The branded communities are wholly owned by us and we monetize them through a combination of text and display ads.  The third-party hosted communities, which comprise the majority of our revenues, traffic, and page views, are sites built upon one of our leading forum hosting platforms.  On these sites we are usually free to monetize through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support, and hosting.  In some instances, we may derive subscription revenues in lieu of advertising revenues because the creator of the site has decided to pay us a monthly fee in exchange for providing an ad free experience for their members.  Our goal is to ultimately build an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Acquisition of Adisn, Inc. On June 9, 2010, we entered into an agreement and plan of merger among us, Adisn, Inc., a Delaware corporation (“Adisn”) and our wholly-owned subsidiary, Adisn Acquisition Corp. (the “Adisn Merger Agreement”), pursuant to which Adisn Acquisition Corp. merged with and into Adisn and Adisn survived as our wholly-owned subsidiary.  Pursuant to the Adisn Merger Agreement, the shareholders of Adisn received 4,621,849 shares of our common stock (the “Merger Shares”) valued at $5,500,000, or $1.19 per share, subject to the escrow obligations of a securities escrow agreement, as discussed below, plus a right to receive the Earn-Out Shares, as defined below, if and when they become issuable.

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

The Adisn Merger Agreement also provides that we will issue an additional $1,000,000 to the Adisn stockholders, which shall be payable in shares of our common stock (“Earn-Out Shares”) to be distributed on a pro-rata basis. The number of Earn-Out   Shares to be issued to the Adisn stockholders shall be calculated by dividing $1,000,000 by the 20-day volume weighted average price of our common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of June 9, 2010. The Earn-Out Shares will only be issued to the Adisn stockholders if, during the next twelve months, Adisn generates gross revenues, as defined according to generally accepted accounting principles in the United States of America, of more than $1,562,500.

The Adisn Merger Agreement further provides that in the event we file a registration statement with the SEC pursuant to the Securities Act of 1933, as amended, Adisn stockholders have the right to request that we include in that registration statement the shares of common stock then held by Adisn stockholders.

Securities Escrow Agreement.

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

Acquisition of Lefora Websites.

On July 23, 2010, we entered into and closed an Asset Purchase Agreement and Plan of Reorganization (“Purchase Agreement”) and a Software License Agreement ("License Agreement") with Team Awesome Productions, Inc. d/b/a Lefora (“Lefora”) for total consideration of $1,000,000 payable in shares of our common stock.

Purchase Agreement

Pursuant to the Purchase Agreement we acquired the websites and domain names (“Websites”) set forth below:

•	www.lefora.com
•	www.eamped.com
•	www.makeforum.com
•	www.maxforum.com
•	www.takeforum.com
•	www.forumnotifier.com
•	www.forumnotification.com
•	www.foruminvite.com

Pursuant to the Purchase Agreement we also acquired the web forums associated with the websites and domain names listed above, along with the all assets that constitute those forums, plus the technology and intellectual property needed for conducting the business on each of those forums, all associated accounts for these websites, including users lists, databases, along with associated intellectual property, trade secrets and past and future infringement claims.

The total purchase price for the Websites and the associated assets was $990,000 payable to Lefora in 970,859 shares of our common stock (“Purchase Shares”), which was calculated by dividing $990,000 by $1.02, the 15-day volume weighted average price of our common stock, the 15th day of which was the trading day immediately preceding July 23, 2010.  The Purchase Shares will be issued to Lefora in a transaction which we believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

The Purchase Shares were  issued to Lefora in a transaction which we believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

The Purchase Agreement further provides that in the event we file a registration statement with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, Lefora has the right to request that we include in that registration statement the Purchase Shares held by Lefora.

License Agreement

Pursuant to the License Agreement we acquired an exclusive, worldwide, perpetual, royalty-free and fully paid up license to the source code used in developing the computer software program generally known as “Talki”, which allows us its use to develop additional websites in the future.  The consideration paid by us pursuant to the License Agreement is $10,000 payable to Lefora in 9,804 shares of  our common stock (“License Shares”), which was calculated by dividing $10,000 by $1.02, the 15-day volume weighted average price of our common stock, the 15th day of which was the trading day immediately preceding July 23, 2010.

The License Shares of common stock were issued to Lefora in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

Services Agreements

In connection with the Purchase Agreement, we entered into six independent contractor agreements (“Services Agreements”) with consultants of Lefora (each a “Consultant” and, collectively, the "Consultants") to operate the Websites. The Services Agreements contemplate: (i) collective base compensation of  $300,000 payable in shares of our common stock, (ii) terms of no less than six (6) months; and (iii) six-month vesting provisions, which provide that such shares will vest if such Consultant continues to serve as a Consultant to us for a minimum period of six months after closing date of the Purchase Agreement.

Each of the Services Agreements also provides for payment of certain conditional traffic bonus compensation payable to each Consultant in shares of our common stock if, during the next twelve months, the average monthly visitor traffic to www.lefora.com is greater than or equal to 9.2 million monthly page views as measured by Google Analytics, or if the average monthly visitor traffic is greater than 8.5 million but below 9.2 million monthly page views.  No conditional traffic bonus payment will be due if the average monthly visitor traffic is below 8.5 million monthly page views.  Additionally, one of the Consultants will be paid compensation of $500 per month for the term of that particular Services Agreement.

Acquisition of Freeforums.org. On March 12, 2010, we entered into a website and domain name acquisition agreement (“Agreement”) with Phil Santoro (“Santoro”) pursuant to which we acquired the website, www.freeforums.org and domain names (“Websites”) set forth below:

•	http://www.freeforums-dev.org; and
•	http://www.freeforums-inc.org.

Pursuant to the Agreement we acquired all associated software used in building the Websites, along with the associated users lists, databases, add-ons installed with these forums and associated accounts for these websites. The total purchase price of the Websites was $1,000,000, which consisted of cash and stock. The Agreement also provides for payment of conditional traffic bonus compensation in the form of an additional $200,000 payable to Santoro in shares of our common stock, using the 20-day volume weighted average price of our common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of March 12, 2010.  The additional payment will only be due to Santoro if, during the following twelve months, the average monthly visitor traffic to the Websites is greater than or equal to 59.13 million monthly page views, as measured by Google analytics.

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.  Some of our representative wholly-owned, branded properties include:

Branded Forums

Site Name	Target Community/Discussion Topic
Ngemu.com	Software emulators
Nsider2.com	Nintendo enthusiast community
GenMay.com	Off-topic and humor
Anythingbutipod.com ZuneBoards.com	Consumer electronics media player community Microsoft Zune community
AquaticPlantCentral.com	Aquascapes
Clubxb.com	Scion xB owner community
DemocracyForums.com	Politics
ABXZone.com	Computer help
Zealot.com	Hobby enthusiast forum
MotorcycleForum.com	Motorcycles
Pocketbikeplanet.com	Mini-bike owner society
Wiispace.com	Nintendo Wii enthusiast community
IronMass.com	Bodybuilding
Eternal-Allegiance.com	Celebrities and their fans
FoodForums.com	Food and dining

Forum Hosting Platforms
Site Name
Freeforums.org
Lefora.com
Eamped.com
Makeforum.org
Maxforum.org
Takeforum.com
Freepowerboards.com

 Based upon current statistics from Google analytics, CrowdGather’s network of forums including all recent acquisitions have approximately 80 to 90 million monthly page views and 4 to 4.5 million monthly unique visitors  Additionally, approximately 5.5 million users have registered on CrowdGather Network sites to date with 5.7 million monthly discussions comprising over 82.5 million individual replies.

Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

For the three months ended July 31, 2010, as compared to the three months ended July 31, 2009.

Results of Operations

Revenues. We realized revenues of $330,079 for the three months ended July 31, 2010, as compared to revenues of $53,071 for the three months ended July 31, 2009. The increased revenue is a result of increasing advertising related revenue as well as revenues of Adisn, our wholly-owned subsidiary, from the date of acquisition June 9, 2010 through July 31, 2010. The Adisn revenues are generated by delivering advertising campaigns on behalf of direct advertisers and their agencies. We anticipate that as we continue to operate our business and expand our holdings of websites and domain names, we will begin to generate more significant advertising related revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Our cost of revenue for the three months ended July 31, 2010 was $148,729, as compared to cost of revenue of $0 for the three months ended July 31, 2009. The increase in the cost of revenue was primarily due to the acquisition of Adisn and its revenue model which requires that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.

Our gross profit for the three months ended July 31, 2010 was $181,350, as compared to gross profit of $53,071 for the three months ended July 31, 2009. The increase in gross profit was primarily attributed to the increase in advertising related revenue.

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

Operating Expenses. For the three months ended July 31, 2010, our operating expenses were $816,715, as compared to total operating expenses of $652,160 for the three months ended on July 31, 2009.  The increase between the comparable periods is primarily due to an increase in general and administrative expenses, which increased from $467,658 for the three months ended July 31, 2009, to $605,757 for the three months ended July 31, 2010. The increase in general and administrative expenses between the comparable periods was primarily due to the costs related to the acquisitions of Adisn and Lefora during the three months ended July 31, 2010. We also experienced an increase in payroll and related expenses from $184,502 for the three months ended July 31, 2009 to $210,958 for the three months ended July 31, 2010.

Barring any additional overhead related to large acquisitions as we anticipate raising additional capital for further acquisitions, we believe our future monthly operating expenses in 2010 will be similar to our current expense levels, plus only incremental direct costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Our subsidiary, Adisn, currently operates at a minimal fixed overhead comprised of personnel and server costs.  The majority of Adisn’s future expense increase will be directly related to the need to purchase ad inventory on behalf of the revenues generated from advertisers they service, reflected as cost of revenues.

Our loss from operations for the three months ended July 31, 2010 was $635,365, as compared our loss from operations of $599,089 for the three months ended July 31, 2009.

Other Income and Expense. For the three months ended July 31, 2010, we had interest expense of $4,404, penalties of $48,156, and a gain on the settlement of debt of $73,628, resulting in net other income of $21,068.  By comparison, for the three months ended July 31, 2009, we had other expense (net) of $666,623, consisting of interest income of $802, interest expense of $39,571, interest expense for debt discount amortization of $64,283, and loss on extinguishment of debt of $563,571.  The significant loss of settlement on debt that we incurred for the three months ended July 31, 2009 resulted from the secured convertible debenture financing that we closed in May 2009.

Net Loss.  For the three months ended July 31, 2010, our net loss was $615,897, as compared to a net loss of $1,266,712 for the three months ended on July 31, 2009.  The decrease in our net loss between the two periods was primarily due to the loss on settlement of debt in 2009 which resulted from the secured convertible debenture financing that we closed in May 2009, as discussed above.

Liquidity and Capital Resources. Our total current assets were $246,184 as of July 31, 2010, which consisted of cash of $115,706, accounts receivable of $89,865, advance to employee of $25,615, and prepaid expenses and deposits of $14,998. As of July 31, 2010, we had total assets of $10,354,316, consisting of property and equipment with a net value of $115,484, intangible assets of $5,632,472, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 from our acquisitions of Adisn and Lefora.

Our current liabilities as of July 31, 2010, totaled $589,010, consisting of accounts payable of $517,222, accrued vacation of $43,788 and other accrued liabilities of $28,000. We had no other liabilities and no long-term commitments or contingencies at July 31, 2010.

On May 21, 2009, we closed a private offering of 18-month secured convertible debentures.  As of the initial closing, we received cash proceeds of $1,300,000, and approximately $1,075,000 in previously issued short-term convertible promissory notes were exchanged for the new debentures. The debentures bore interest at a rate of 8 % per annum, which is due and payable upon conversion or upon maturity in November 2010.  The majority of the debentures were convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 20% discount to the volume weighted average share price (VWAP) for the 10 days prior to the date of conversion.  The remaining debentures ($532,500 of initial principal value) that were exchanged by the holders of existing short-term promissory notes were convertible into common stock, at the holder’s option, at an initial conversion price of the greater of $0.50 or a 32% discount to the VWAP for the 10 days prior to the date of conversion. Following the closing, we had no short-term debt obligations. In February 2010, all of the outstanding convertible notes payable described above were converted into shares of our common stock as follows:

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

On September 1, 2010, we issued 142,857 shares to a foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $100,000.

As of July 31, 2010, we had cash of $115,706. We estimate that our cash on hand will not be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Accordingly, we believe we will need to raise additional capital to sustain our operations and to expand our business to the point at which we are able to operate profitably. We are pursuing capital through public or private financing as well as borrowings and other sources, including our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available from external sources, we are dependent on our officers, directors and/or shareholders to loan us funds to pay for our expenses to achieve our objectives over the next twelve months. In the event that we are unable to raise additional capital or borrow additional funds, we may be forced to undertake significant cost reductions or curtail operations.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at July 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of July 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

CrowdGather, Inc., a Nevada corporation

September 14, 2010	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

September 14, 2010	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)