Form 10-Q
period 2010-10-31
CrowdGather, Inc.
filed 2010-11-30
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). oYes oNo

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of November 10, 2010, there were 46,433,822 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWDGATHER, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

CROWDGATHER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2010 (Unaudited)	April 30, 2010
ASSETS
Current assets
Cash	$1,297,430	$589,408
Accounts receivable	54,049	-
Advance to employee	-	25,615
Prepaid expenses and deposits	20,132	17,224

Total current assets	1,371,611	632,247

Property and equipment, net of accumulated depreciation of $108,484 and $62,849, respectively	107,962	82,721

Intangible assets, net of accumulated amortization of $15,470 and $0, respectively	5,630,737	1,980,663
Goodwill	4,360,176	-
Total assets	$11,470,486	$2,695,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$470,093	$103,193
Accrued vacation	41,042	40,633
Other accrued liabilities	52,123	63,871

Total current liabilities	563,258	207,697

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,1,300,000 shares issued and outstanding	1,300	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 43,960,251 and 39,822,748 issued and outstanding, respectively	43,960	39,823
Common stock obligation	3,679,322	-
Additional paid-in capital	14,825,365	8,763,661
Accumulated deficit	(7,642,719)	(6,315,550)

Total stockholders’ equity	10,907,228	2,487,934

Total liabilities and stockholders’ equity	$11,470,486	$2,695,631

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Revenue	$462,925	$58,061	$793,004	$111,132

Cost of revenue	177,991	-	326,720	-

Gross profit	284,934	58,061	466,284	111,132
Operating expenses
Payroll and related expenses	221,446	188,909	432,404	373,411
General and administrative	774,760	340,234	1,381,317	807,892
Total operating expenses	996,206	529,143	1,813,721	1,181,303
Loss from operations	(711,272)	(471,082)	(1,347,437)	(1,070,171)

Other income (expense):
Interest income	-	935	-	1,737
Interest expense	-	(47,486)	(4,404)	(87,057)
Interest expense, debt discount amortization	-	(93,916)	-	(158,199)
Penalties	-	-	(48,156)	-
Gain (loss) on settlement of debt	-	-	73,628	(563,571)
Other income (expense), net	-	(140,467)	21,068	(807,090)

Net loss before provision for income taxes	(711,272)	(611,549)	(1,326,369)	(1,877,261)

Provision for income taxes	-	-	800	800

Net loss	$(711,272)	$(611,549)	$(1,327,169)	$(1,878,061)
Weighted average shares outstanding- basic and diluted	43,540,220	40,496,713	43,446,664	40,489,670

Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,327,169)	$(1,878,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,097	16,697
Stock-based compensation	322,000	318,000
Stock issued for services	404,100	122,160
Amortization of debt discount	-	158,199
Loss on extinguishment of debt	-	563,571
Changes in operating assets and liabilities:
Accounts receivable	11,790	-
Advance to employee	25,615	-
Prepaid expenses and deposits	1,734	4,300
Accounts payable and accrued liabilities	(78,668)	79,856
Unearned revenue	-	(12,500)

Net cash used in operating activities	(598,501)	(627,778)

Cash flows from investing activities:
Purchase of property and equipment	(10,341)	(2,511)
Purchase of intangible assets	(57,392)	(12,445)
Acquisitions, net of cash	(16,107)	-

Net cash used in investing activities	(83,840)	(14,956)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	1,300,000	-
Proceeds from the issuance of common stock, net of expenses	90,363	-
Proceeds from issuance of debt	-	1,354,000
Repayment of debt	-	(254,000)

Net cash provided (used) by financing activities	1,390,363	1,100,000

Net increase (decrease) in cash	708,022	457,266
Cash, beginning of period	589,408	2,601
Cash, end of period	$1,297,430	$459,867
Supplemental disclosure for cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$1,600	$800
Non-cash transactions: Issuance of common stock for acquisitions	$4,600,000	$-
Stock issuance obligation	$3,679,322
Stock-based compensation	$322,000	$318,000
Stock issued for services	$404,100	$122,160

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010 AND 2009
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

These condensed consolidated unaudited financial statements include the activities of the Company and its wholly-owned subsidiary, Adisn, Inc. from the date of acquisition June 9, 2010 through October 31, 2010.  All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of CrowdGather, Inc. for the year ended April 30, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2010, included in the Company’s annual report on Form 10-K.

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

Accounts Receivable

The Company is subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Management estimates and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and its assessment of the current status of individual accounts.  At October 31, 2010, the Company’s management considered all outstanding receivables fully collectible.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of October 31, 2009, the Company had $2,374,283 convertible debt that could potentially be converted into 2,479,415 shares of the Company’s common stock, 1,599,997 warrants and approximately 770,625 of vested stock options that could be converted into 770,625 shares of the Company’s common stock.  As of October 31, 2010 the Company had 1,300,000 Preferred Series A shares that could be converted into 1,300,000 shares of the Company’s common stock, 1,415,938 vested stock options  that could be converted into 1,415,938 shares of the Company’s common stock and 433,334 warrants that could be converted into 500,000 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

2.	ACQUISITIONS

Adisn, Inc.

On June 9, 2010, the Company entered into an Agreement and Plan of Merger among  the Company, Adisn, Inc., a Delaware corporation (“Adisn”) and the Company’s wholly-owned subsidiary, Adisn Acquisition Corp. , pursuant to which Adisn Acquisition Corp. merged with and into Adisn and Adisn survived as the wholly-owned subsidiary of the Company.  Pursuant to the merger, the shareholders of Adisn received 4,621,849 shares of common stock of the Company, subject to escrow obligations of the securities escrow agreement, and have a right to receive an additional $1,000,000 payable in shares of the Company’s common stock (“the Earn-Out Shares”) if Adisn generates gross revenues in excess of $1,562,500 for the twelve month period ending on June 9, 2011.

Also, in connection with the merger, issued and outstanding warrants to purchase 825,000 shares of Adisn common stock became warrants to purchase shares of common stock of Company. The exercise price and number of shares was proportionately adjusted based on the exchange ratio for Adisn common stock issued in connection with the merger, such that the holder of the warrants will have the right to purchase 161,997 shares of the Company's common stock at $1.018 per share.

The acquisition was accounted for as a purchase, with the assets acquired and liabilities assumed recorded at fair value, and the results of Adisn’s operations included in the Company’s financial statements from the date of acquisition.

Team Awesome Productions, Inc. (“Lefora”) Asset Purchase Agreement and Software License Agreement

On July 23, 2010, the Company entered into and closed an Asset Purchase Agreement and Plan of Reorganization (“Purchase Agreement”) and a Software License Agreement ("License Agreement") with Team Awesome Productions, Inc. d/b/a Lefora (“Lefora”) for total consideration of $1,000,000 payable in shares of the Company's common stock.

Purchase Agreement

Pursuant to the Purchase Agreement  the Company acquired the websites and domain names (“Websites”) set forth below:

●	www.lefora.com
●	www.eamped.com
●	www.makeforum.com
●	www.maxforum.com
●	www.takeforum.com
●	www.forumnotifier.com
●	www.forumnotification.com
●	www.foruminvite.com

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

The total purchase price for the Websites and the associated assets was $990,000 payable to Lefora in 970,859 shares of the Company’s common stock (“Purchase Shares”), which was calculated by dividing $990,000 by $1.02, the 15-day volume weighted average price (VWAP) of the Company’s common stock, the 15th day of which was the trading day immediately preceding July 23, 2010.

License Agreement

Under the related License Agreement with Lefora, the Company acquired an exclusive, worldwide, perpetual, royalty-free and fully paid up license to the source code used in developing the computer software program generally known as “Talki”, which allows the Company its use to develop additional websites in the future.  The consideration paid by the Company pursuant to the License Agreement was Ten Thousand Dollars ($10,000) payable to Lefora in 9,804 shares of the Company’s common stock (“License Shares”), which was calculated by dividing $10,000 by $1.02, the 15-day volume weighted average price (VWAP) of the Company’s common stock, the 15th day of which was the trading day immediately preceding July 23, 2010.

Service Agreements

In connection with the Lefora transaction, the Company also entered into six independent contractor agreements (“Service Agreements”) with consultants of Lefora to operate the Websites. The Service Agreements contemplate: (i) collective base compensation of $300,000 payable in shares of the Company’s common stock, (ii) terms of no less than six (6) months; and (iii) six-month vesting provisions, which provide that such shares will vest if such Consultant continues to serve as a Consultant to the Company for a minimum period of six (6) months after closing date of the Purchase Agreement.

Each of the Service Agreements also provide for payment of certain conditional traffic bonus compensation payable to each Consultant in shares of Company's common stock if, during the next twelve months, the average monthly visitor traffic to www.lefora.com is greater than or equal to 9.2 million monthly page views as measured by Google Analytics, or if the average monthly visitor traffic is greater than 8.5 million but below 9.2 million monthly page views.  No conditional traffic bonus payment will be due if the average monthly visitor traffic is below 8.5 million monthly page views.  Additionally, one (1) Consultant is paid compensation of $500 per month for the term of that particular Service Agreement.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at October 31, 2010:

	2010	2009
Furniture, fixtures and office equipment	$17,614	$16,416
Computers, servers and equipment	198,832	99,132
	216,446	115,548
Less: accumulated depreciation	(108,484)	(45,783)
	$107,962	$69,765

Depreciation expense was $26,627 and $16,697 for the six months ended October 31, 2010 and 2009, respectively.

4.   FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

At October 31, 2010, the Company calculated the fair value of its assets and liabilities pursuant to ASC 820 for disclosure purposes as described below.

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

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of October 31, 2010.

5.	CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded the federally insured limits of $250,000.  At October 31, 2010, the Company’s cash balance exceeded this limit by $1,047,430.The Company has not experienced any losses with respect to its cash balances.

As of October 31, 2010, two (2) customers accounted for approximately 60% of the Company’s outstanding receivables.  In addition, two (2) customers accounted for approximately 63% of the Company’s sales for the period ended October 31, 2010.

6.   INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash in the amount of $57,392 and stock valued at $7,600,000 during the six months ended October 31, 2010 and $12,445 during the six months ended October 31, 2009.  Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of October 31, 2010, the Company recorded $15,470 or amortization associated with its definite lived intangibles. As of October 31, 2010, the Company does not believe any impairment of intangible assets has occurred. Intangibles consist of the following as of October 31:

	Est. Life	2010	2009
Online forums and related websites	Indefinite	$3,066,207	$1,980,663
Target advertising technology	Indefinite	2,250,000	-
Trademarks and tradenames	10 years	190,000	-
Customer lists	3 years	140,000	-
		5,646,207	1,980,663
Less: accumulated amortization		(15,470)	-
		$5,630,737	$1,980,663

7.      PREFERRED SERIES A STOCK

On October 25, 2010, the Company sold 1,300,000 shares of Series A Preferred Stock (“Shares”) to two foreign investors in exchange for $1,300,000, or $1.00 per share, pursuant to two subscription agreements (“Subscription Agreements”). The designations, preferences and relative rights of the Series A Preferred Stock are specified in the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (the “Certificate of Designation”), which was approved by the Company’s Board of Directors and filed with the Secretary of State of Nevada on October 22, 2010. The Certificate of Designation provides, among other things, that: (i) the conversion price for the Shares is $0.50 per share on or before March 15, 2011, and $0.33 per share after March 15, 2011, subject to adjustment from time to time for recapitalizations and as otherwise set forth in the Certificate of Designation (the “Conversion Price”); (ii) the Shares are convertible into shares of common stock at the option of the investor at any time after the date of issuance into that number of shares of common stock determined by dividing $1.00 by the Conversion Price; and (iii) the Shares are automatically converted into shares of common stock at the then effective conversion rate for such share immediately prior to the listing of the Company’s common stock on the New York Stock Exchange, the American Stock Exchange or a Nasdaq market. The Subscription Agreement also provides that from March 15, 2011 to April 14, 2011 (the “Repurchase Period”), the Company shall have an option (the “Repurchase Option”) to repurchase all or any portion of the Shares held by the investor at $1.00 per Share. The Repurchase Option shall automatically terminate upon any conversion of the Shares into common stock pursuant to the conversion provisions specified in the Certificate of Designation. This brief description of the Subscription Agreements is not intended to be complete and is qualified in its entirety by reference to the full text of the Subscription Agreements as attached.

In connection with the sale of Shares, the investors also received warrants to purchase 433,334 shares of the Company’s common stock at a purchase price of $0.95 per share. The warrant agreements (“Warrants”) provide for an expiration period of three years from the date of the investment. A copy of the form of the Warrants is attached hereto as Exhibit 10.2.   This brief description of the Warrants is not intended to be complete and is qualified in its entirety by reference to the full text of the Warrants as attached.

8.      COMMON STOCK

In June 2010, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $2,000 in two payments and 20,000 shares of its restricted common stock over two months.  The shares were valued at $24,600 based on the fair value of the shares on the date of the contract. The term of the agreement was for two months and expired July 31, 2010.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2010 was $24,600 and the shares are obligated to be issued.

On September 1, 2010, the Company issued 142,857 shares to the one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $100,000.

As of October 31, 2010, the Company is obligated to issue 24,999 shares of its restricted common stock in connection with certain service agreements with consultants that were fully earned and due on July 12, 2010.  The shares were valued at $30,000 based on the fair value of services received per the agreements.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2010 was $18,750, and the remaining $11,250 was earned and expensed during the year ended April 30, 2010.

As of October 31, 2010, the Company is obligated to issue 61,856 shares of its restricted common stock to a consultant for services rendered.  The shares were valued at $60,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2010 was $60,000.

As of October 31, 2010, the Company is obligated to issue 13,846 shares of its common stock to six consultants in connection with certain service agreements related to the Lefora transaction.  The service agreements are for six months and will result in a total of 294,120 shares to be issued at the end of the service term.  The shares were valued in total at $300,000 based on the 15-day volume weighted average price (VWAP) of the Company’s common stock, the 15th day of which was the trading day immediately preceding July 23, 2010 as stated in the agreements.

During the six months ended October 31, 2010 and in connection with the Company’s acquisitions during the quarter, the Company issued 3,529,646 shares of its common stock, valued at approximately $4,200,000 related to the acquisition of Adisn, Inc. and there are 1,092,203 remaining to be issued under the agreement.  In addition, the Company is obligated to issue 980,383 of its common stock, valued at approximately $1,000,000 for the purchase of Lefora as previously detailed in Note 3.

9. STOCK OPTIONS

In May 2008 the board of directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the six months ended October 31, 2010, the Company issued stock options for 50,000 shares of the Company’s common stock, exercisable at various dates through June 2014 at fair market value at the date of grant of $0.81 per share, to a consultant pursuant to the Plan.  The compensation cost for the six months ended October 31, 2010 was $322,000, and is included in operating expenses.

For the six months ended October 31, 2010 and 2009, the Company recognized $322,000 and $318,000, respectively, of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants.  These costs were calculated in accordance with ASC 505 and are reflected in operating expenses.

Stock option activity was as follows for the six months ended October 31, 2010:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2010	2,955,000	$1.14	2.01	$1,539,348
Granted	50,000	1.17	3.57	40,650
Forfeited/Expired	(200,000)	1.26	1.68	(199,063)
Exercised	-	-	-	-

Outstanding, October 31, 2010	2,805,000	$1.13	1.81	$1,380,935
Exercisable, October 31, 2010	1,415,938	$1.13	1.67	$1,606,131

A summary of the status of the Company’s unvested shares as of October 31, 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2010	1,803,437	$0.89
Granted	50,000	0.81
Vested	(264,374)	0.83
Forfeited/Expired	(200,000)	1,.26

Non-vested balance, October 31, 2010	1,389,063	$0.88

As of October 31, 2010, total unrecognized stock-based compensation cost related to unvested stock options was $1,104,361, which is expected to be recognized over a weighted-average period of approximately 1.81 years.

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

10.    PROVISION FOR INCOME TAXES

For the six months ended October 31, 2010, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of October 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $7,600,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of October 31, 2010, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the Company’s ability to realize future taxable income and to recover its net deferred tax assets.
2010
Federal net operating loss (at 34%)	$2,584,000
State net operating loss (at 8.84%)	671,840

3,255,840
Less: valuation allowance	(3,255,840)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $1,113,840 during the six months ended October 31, 2010.

11.    SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has evaluated its subsequent events through November 23, 2010, the date these financial statements were issued.

Item 2.  Management's Discussion and Analysis.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended October 31, 2010.

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

Our network is comprised of two segments: branded forum communities and third-party hosted communities that are built on one of our forum hosting platforms.  The branded communities are wholly owned by us and we monetize them through a combination of text and display ads.  The third-party hosted communities, which comprise the majority of our revenues, traffic, and page views, are sites built upon one of our leading forum hosting platforms.  On these sites we are usually free to monetize through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support, and hosting.  In some instances, we may derive subscription revenues in lieu of advertising revenues because the creator of the site has decided to pay us a monthly fee in exchange for providing an ad free experience for their members.  Our goal is to ultimately build an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

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

For the three months ended October 31, 2010, as compared to the three months ended October 31, 2009.

Results of Operations

Revenues.  We realized revenues of $462,925 for the three months ended October 31, 2010, as compared to revenues of $58,061 for the three months ended October 31, 2009. The increased revenue is a result of increasing advertising related revenue as well as revenues of Adisn, our wholly-owned subsidiary, included only for the three months ended October 31, 2010. The Adisn revenues are generated by delivering advertising campaigns on behalf of direct advertisers and their agencies. We anticipate that as we continue to operate our business and expand our holdings of websites and domain names, we will begin to generate more significant advertising related revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Our cost of revenue for the three months ended October 31, 2010 was $177,991, as compared to cost of revenue of $0 for the three months ended October 31, 2009. The  cost of revenue in 2010 was primarily related to the acquisition of Adisn and its revenue model which requires that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.

Our gross profit for the three months ended October 31, 2010 was $284,934, as compared to gross profit of $58,061 for the three months ended October 31, 2009. The increase in gross profit was primarily attributed to the increase in advertising related revenue and Adisn’s revenue model.

Operating Expenses. For the three months ended October 31, 2010, our total operating expenses were $996,206, as compared to total operating expenses of $529,143 for the three months ended October 31, 2009.  The increase between the comparable periods is primarily due to an increase in general and administrative expenses, which increased from $340,234 for the three months ended October 31, 2009, to $774,760 for the three months ended October 31, 2010. The increase in general and administrative expenses between the comparable periods was primarily due to the costs related to the acquisitions of Adisn and Lefora  in 2010 and the increased operating expenses associated with these two acquisitions. We also experienced an increase in payroll and related expenses from $188,909 for the three months ended October 31, 2009 to $221,446 for the three months ended October 31, 2010.  Non-cash expenses related to stock based compensation accounted for $462,833 of our total operating expenses for the three months ended October 31, 2010 and represented a $301,833 increase over the $161,000 in non-cash expenses for the comparable period in the prior year.

Our loss from operations for the three months ended October 31, 2010 was $711,272, as compared our loss from operations of $471,082 for the three months ended October 31, 2009.

Other Income and Expense. For the three months ended October 31, 2010, we had no other income or expense items to report.  By comparison, for the three months ended October 31, 2009, we had other expense (net) of $140,467, consisting of interest income of $935, interest expense of $47,486 and interest expense for debt discount amortization of $93,916.

Net Loss.   For the three months ended October 31, 2010, our net loss was $711,272, as compared to a net loss of $611,549 for the three months ended on October 31, 2009.  The increase in our net loss between the two periods was primarily due to the increased operating costs related to the acquisition of Adisn and Lefora.

For the six months ended October 31, 2010, as compared to the six months ended October 31, 2009.

Results of Operations

Revenues.  We realized revenues of $793,004 for the six months ended October 31, 2010, as compared to revenues of $111,132 for the six months ended October 31, 2009. The increased revenue is a result of increasing advertising related revenue as well as revenues of Adisn, our wholly-owned subsidiary, from the date of acquisition June 9, 2010 through October 31, 2010. The Adisn revenues are generated by delivering advertising campaigns on behalf of direct advertisers and their agencies. We anticipate that as we continue to operate our business and expand our holdings of websites and domain names, we will begin to generate more significant advertising related revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Our cost of revenue for the six months ended October 31, 2010 was $326,720, as compared to cost of revenue of $0 for the six months ended October 31, 2009. The cost of revenue in 2010 was primarily related to the acquisition of Adisn and its revenue model which requires that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.

Our gross profit for the six months ended October 31, 2010 was $466,284, as compared to gross profit of $111,132 for the six months ended October 31, 2009. The increase in gross profit was primarily attributed to the increase in advertising related revenue and Adisn’s revenue model.

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

We believe our recent acquisition of Adisn will contribute to CrowdGather’s revenues in two ways.  First, we will realize Adisn’s existing revenues which are generated by delivering advertising campaigns on behalf of direct advertisers and their agencies.  Adisn negotiates advertising rates with its customers and then purchases ad inventory from real-time advertising exchanges and online publishers at a lower cost, thus capturing the difference as net revenues.  Many of the campaigns that Adisn delivers have a performance incentive whereby the effectiveness of the campaign as measured by successful conversions on behalf of the advertiser can result in increased pay out on a per action basis.  For these types of campaigns, Adisn utilizes its industry knowledge and ad server technology in order to buy targeted placements for the lowest possible cost.  Secondly, as a wholly owned subsidiary of CrowdGather, it is our belief that Adisn will be able to represent some of our forum properties to their existing and future advertisers where there is a good fit between the products and services being advertised and the demographics of the sites visitors.  CrowdGather’s unfilled ad inventory will also provide zero cost advertising inventory for Adisn’s performance campaigns thus generating incremental revenue for CrowdGather.  With Adisn, we believe CrowdGather has effectively achieved two objectives: the addition of a sales force for our growing advertising network; and ad server technology that can provide analytics and tracking that are required for higher value advertising campaigns.

Operating Expenses. For the six months ended October 31, 2010, our total operating expenses were $1,813,721, as compared to total operating expenses of $1,181,303 for the six months ended on October 31, 2009.  The increase between the comparable periods is primarily due to an increase in general and administrative expenses, which increased from $807,892 for the six months ended October 31, 2009, to $1,381,317 for the six months ended October 31, 2010. The increase in general and administrative expenses between the comparable periods was primarily due to the costs related to the acquisitions of Adisn and Lefora during the six months ended October 31, 2010. We also experienced an increase in payroll and related expenses from $373,411 for the six months ended October 31, 2009 to $432,404 for the six months ended October 31, 2010.  Non-cash expenses related to stock based compensation accounted for $726,100 of our total operating expenses for the six months ended October 31, 2010 and represented a $285,940 increase over the $440,160 in non-cash expenses for the comparable period in the prior year.

In general, we believe our future monthly operating expenses in fiscal year 2010 will be similar to our current expense levels, plus only incremental direct costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.  In addition, we anticipate that our necessary cash outlays will continue to become more efficient.

Our subsidiary, Adisn, currently operates at a minimal fixed overhead comprised of personnel and server costs.  The majority of Adisn’s future expense increase will be directly related to the need to purchase ad inventory on behalf of the revenues generated from advertisers they service, reflected as cost of revenues.

Our loss from operations for the six months ended October 31, 2010 was $1,347,437, as compared our loss from operations of $1,070,171 for the six months ended October 31, 2009.

Other Income and Expense. For the six months ended October 31, 2010, we had interest expense of $4,404, penalties of $48,156, and a gain on the settlement of debt of $73,628, resulting in net other income of $21,068.  By comparison, for the six months ended October 31, 2009, we had other expense (net) of $807,090, consisting of interest income of $1,737, interest expense of $87,057, interest expense for debt discount amortization of $158,199, and loss on extinguishment of debt of $563,571.  The significant loss of settlement on debt that we incurred for the six months ended October 31, 2009 resulted from the secured convertible debenture financing that we closed in May 2009.

Net Loss.   For the six months ended October 31, 2010, our net loss was $1,327,169, as compared to a net loss of $1,878,061 for the six months ended on October 31, 2009.  The decrease in our net loss between the two periods was primarily due to the loss on settlement of debt in 2009 which resulted from the secured convertible debenture financing that we closed in May 2009, as discussed above.

Liquidity and Capital Resources. Our total current assets were $1,371,611 as of October 31, 2010, which consisted of cash of $1,297,430, accounts receivable of $54,049 and prepaid expenses and deposits of $20,132. As of October 31, 2010, we had total assets of $11,470,486, consisting of property and equipment with a net value of $107,962, intangible assets of $5,630,737, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 from our acquisitions of Adisn and Lefora.

Our current liabilities as of October 31, 2010, totaled $563,258, consisting of accounts payable of $47,093, accrued vacation of $41,042 and other accrued liabilities of $52,123. We had no other liabilities and no long-term commitments or contingencies at October 31, 2010.

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

On October 25, 2010, we sold 1,300,000 shares of Series A Preferred Stock (“Shares”) to two foreign investors in exchange for $1,300,000, or $1.00 per share, pursuant to two subscription agreements (“Subscription Agreements”). The designations, preferences and relative rights of the Series A Preferred Stock are specified in the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (the “Certificate of Designation”). The Certificate of Designation provides, among other things, that: (i) the conversion price for the Shares is $0.50 per share on or before March 15, 2011, and $0.33 per share after March 15, 2011, subject to adjustment from time to time for recapitalizations and as otherwise set forth in the Certificate of Designation (the “Conversion Price”); (ii) the Shares are convertible into shares of common stock at the option of the investor at any time after the date of issuance into that number of shares of common stock determined by dividing $1.00 by the Conversion Price; and (iii) the Shares are automatically converted into shares of common stock at the then effective conversion rate for such share immediately prior to the listing of our common stock on the New York Stock Exchange, the American Stock Exchange or a Nasdaq market. The Subscription Agreement also provides that from March 15, 2011 to April 14, 2011, we shall have an option (the “Repurchase Option”) to repurchase all or any portion of the Shares held by the investor at $1.00 per Share. The Repurchase Option shall automatically terminate upon any conversion of the Shares into common stock pursuant to the conversion provisions specified in the Certificate of Designation.

In connection with the sale of the Shares, the investors also received warrants to purchase 433,334 shares of our common stock at a purchase price of $0.95 per share. The warrant agreements provide for an expiration period of three years from the date of the investment.

As of October 31, 2010, we had cash of $1,297,430. We estimate that our cash on hand will be sufficient for us to maintain and grow our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we may need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Accordingly, we will pursue capital through public or private financing as well as borrowings and other sources, including our officers, directors and principal shareholders if necessary. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available from external sources, we may be dependent on our officers, directors and/or principal shareholders to loan us funds to achieve our long term objectives.

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum Content Management System (CMS), CrowdReport™, as a result most of the cost of this is covered within our engineering budgets.

We do not anticipate that we will purchase any significant equipment except for computer equipment and furniture which we anticipate will cost approximately $50,000 over the near term.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of October 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.
None.

Item 6.  Exhibits.

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

CrowdGather, Inc., a Nevada corporation

November 30, 2010	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

November 30, 2010	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)