Form 10-K/A
period 2010-04-30
CrowdGather, Inc.
filed 2011-03-04
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

On July 7, 2010, CrowdGather, Inc. a Nevada corporation, (the “Registrant”), filed its Annual Report on Form 10-K (“Form 10-K”). The Registrant is filing this Amendment No.  1 to Form 10-K (“Amendment No. 1”) to revise certain disclosures in the section entitled Item 9A. Controls and Procedures and provide Exhibits 23.1 and 23.2 in response to verbal comments from the Securities and Exchange Commission. Amendment No. 1 does not reflect any events occurring after the date of the Form 10-K.

TABLE OF CONTENTS

PAGE

PART I

PART II

PART III

PART IV
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

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.  Some of our representative properties include:

Forum Name	Target Community/Discussion Topic
Freeforums.org	Free forum hosting
Ngemu.com	Software emulators
Nsider2.com	Nintendo enthusiast community
GenMay.com	Off-topic and humor
Freepowerboards.com	Free forum hosting
Anythingbutipod.com	Consumer electronics media player community
ZuneBoards.com	Microsoft Zune community
AquaticPlantCentral.com	Aquascapes
Clubxb.com	Scion xB owner community
DemocracyForums.com	Politics
ABXZone.com	Computer help
Zealot.com	Hobby enthusiast forum
MotorcycleForum.com	Motorcycles
Pocketbikeplanet.com	Mini-bike owner society
Wiispace.com	Nintendo Wii enthusiast community
IronMass.com	Bodybuilding
Eternal-Allegiance.com	Celebrities and their fans
FoodForums.com	Food and dining

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

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.             Description

2.1	Agreement and Plan of Merger by and among WestCoast Golf Experiences, Inc., General Mayhem LLC and General Mayhem Acquisition Corp., dated April 2, 2008 (1)
2.2	Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast Golf Experiences, Inc., a Nevada corporation and General Mayhem Acquisition Corp., a Nevada corporation (1)
3.1	Articles of Incorporation (2)
3.1.1	Amended and Restated Articles of Incorporation (3)
3.2	Bylaws of the Company (2)
3.3	Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008 (1)
3.4	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008 (1)
10.1	2008 Stock Option Plan (4)
10.2	Agreement and Plan of Merger with Adisn, Inc. (5)
10.3	Securities Escrow Agreement (5)
10.4	Form of Lock Up Agreement for Merger Shares (5)
10.5	Form of Lock Up Agreement for Escrow Shares (5)
14	Code of Ethics (6)
21	Subsidiaries of the Registrant (7)
23.1	Consent of Q Accountancy Corporation
23.2	Consent of Mendoza Berger & Company, LLP
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) (2) (3) (4) (5) (6) (7)

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
Incorporated by reference to our Annual Report on Form 10-K filed on July 7, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc. a Nevada corporation

March 4, 2011	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

March 4, 2011	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Sanjay Sabnani	March 4, 2011
Sanjay Sabnani
Its	CEO, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Jonathan Dariyanani	March 4, 2011
Jonathan Dariyanani
Its:	director

By:	/s/ James Sacks	March 4, 2011
James Sacks
Its	director

By:	/s/ Chuck Timpe	March 4, 2011
Chuck Timpe
Its:	director