Form 10-Q
period 2011-01-31
CrowdGather, Inc.
filed 2011-03-17
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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

As of March 16, 2011, there were 56,924,748 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CROWDGATHER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2011 (Unaudited)	April 30, 2010
ASSETS
Current assets
Cash	$978,729	$589,408
Accounts receivable	158,662	-
Advance to employee	-	25,615
Prepaid expenses and deposits	45,995	17,224

Total current assets	1,183,386	632,247

Property and equipment, net of accumulated depreciation of $123,310 and $62,849, respectively	113,935	82,721

Intangible assets, net of accumulated amortization of $23,205 and $0, respectively	4,933,834	1,980,663
Goodwill	4,360,176	-
Total assets	$10,591,331	$2,695,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$238,510	$103,193
Accrued vacation	50,255	40,633
Other accrued liabilities	1,873	63,871

Total current liabilities	290,638	207,697

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,1,300,000 shares issued and outstanding	1,300	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 44,090,300 and 39,822,748 issued and outstanding, respectively	44,090	39,823
Common stock obligation	3,814,322	-
Additional paid-in capital	14,705,535	8,763,661
Accumulated deficit	(8,264,554)	(6,315,550

Total stockholders’ equity	10,300,693	2,487,934

Total liabilities and stockholders’ equity	$10,591,331	$2,695,631

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010

Revenue	$380,212	$83,019	$1,173,216	$194,151

Cost of revenue	44,186	-	370,906	-

Gross profit	336,026	83,019	802,310	194,151

Operating expenses
Payroll and related expenses	219,194	200,152	651,598	573,563
General and administrative	735,844	323,517	2,117,161	1,131,409
Total operating expenses	955,038	523,669	2,768,759	1,704,972

Loss from operations	(619,012)	(440,650)	(1,966,449)	(1,510,821)

Other income (expense):
Interest income	-	247	-	1,984
Interest expense	-	(47,486)	(4,404)	(134,543)
Interest expense, debt discount amortization	-	(107,764)	-	(265,963)
Penalties	(2,823)	-	(50,979)	-
Gain (loss) on settlement of debt	-	-	73,628	(563,571)
Other income (expense), net	(2,823)	(155,003)	18,245	(962,093)

Net loss before provision for income taxes	(621,835)	(595,653)	(1,948,204)	(2,472,914)

Provision for income taxes	-	-	800	800

Net loss	$(621,835)	$(595,653)	$(1,949,004)	$(2,473,714)

Weighted average shares outstanding- basic and diluted	43,796,817	40,558,894	42,285,527	40,697,344

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.06)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,949,004)	$(2,473,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	64,658	25,108
Stock-based compensation	464,000	483,000
Stock issued for services	590,600	122,160
Amortization of debt discount	-	265,963
Loss on extinguishment of debt	-	563,571
Changes in operating assets and liabilities:
Accounts receivable	(92,823)	(43,916)
Advance to employee	25,615	-
Prepaid expenses and deposits	2,871	5,000
Accounts payable and accrued liabilities	(351,288)	186,476
Unearned revenue	-	(12,500)

Net cash used in operating activities	(1,245,371)	(878,852

Cash flows from investing activities:
Purchase of property and equipment	(31,140)	(6,190)
Purchase of intangible assets	(58,424)	(152,053)
Acquisitions, net of cash	(16,107)	-

Net cash used in investing activities	(105,671)	(158,243)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	1,300,000	-
Proceeds from the issuance of common stock, net of expenses	440,363	-
Proceeds from issuance of debt	-	1,354,000
Repayment of debt	-	(254,000)

Net cash provided (used) by financing activities	1,740,363	1,100,000

Net increase (decrease) in cash	389,321	62,905
Cash, beginning of period	589,408	2,601
Cash, end of period	$978,729	$65,506
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$1,600	$800
Non-cash transactions:
Issuance of common stock for acquisitions	$4,600,000	$130,000
Stock issuance obligation	$3,814,322	-
Stock-based compensation	$464,000	$483,000
Stock issued for services	$590,600	$122,160

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
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

These condensed consolidated unaudited financial statements include the activities of the Company and its wholly-owned subsidiary, Adisn, Inc. from the date of acquisition June 9, 2010 through January 31, 2011.  All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of CrowdGather, Inc. for the year ended April 30, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2010, included in the Company’s annual report on Form 10-K.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company is subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Management estimates and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and its assessment of the current status of individual accounts.  At January 31, 2011, the Company’s management considered all outstanding receivables fully collectible.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

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

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of January 31, 2011 the Company had 1,300,000 Preferred Series A shares that could be converted into 1,300,000 shares of the Company’s common stock, vested stock options  that could be converted into 925,625 shares of the Company’s common stock and 433,334 warrants that could be converted into 500,000 shares of the Company’s common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

2.	ACQUISITIONS

Adisn, Inc.

On June 9, 2010, the Company entered into an Agreement and Plan of Merger among the Company, Adisn, Inc., a Delaware corporation (“Adisn”) and the Company’s wholly-owned subsidiary, Adisn Acquisition Corp., pursuant to which Adisn Acquisition Corp. merged with and into Adisn and Adisn survived as the wholly-owned subsidiary of the Company.  Pursuant to the merger, the shareholders of Adisn received 4,621,849 shares of common stock of the Company, subject to escrow obligations of the securities escrow agreement, and have a right to receive an additional $1,000,000 payable in shares of the Company’s common stock (“the Earn-Out Shares”) if Adisn generates gross revenues in excess of $1,562,500 for the twelve month period ending on June 9, 2011.  On December 9, 2010, 580,000 of the escrowed shares previously issued were cancelled and returned to the Company as certain obligations were not met.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

2.	ACQUISITIONS (continued)

Lefora

On July 23, 2010, the Company entered into and closed an Asset Purchase Agreement and Plan of Reorganization (“Purchase Agreement”) and a Software License Agreement ("License Agreement") with Team Awesome Productions, Inc. d/b/a Lefora (“Lefora”) for total consideration of $1,000,000 payable in shares of the Company's common stock.

Purchase Agreement

Pursuant to the Purchase Agreement  the Company acquired the websites and domain names (“Websites”) set forth below:

·	www.lefora.com
·	www.eamped.com
·	www.makeforum.com
·	www.maxforum.com
·	www.takeforum.com
·	www.forumnotifier.com
·	www.forumnotification.com
·	www.foruminvite.com

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

License Agreement

Under the related License Agreement with Lefora, the Company acquired an exclusive, worldwide, perpetual, royalty-free and fully paid up license to the source code used in developing the computer software program generally known as “Talki”, which allows the Company its use to develop additional websites in the future.  The consideration paid by the Company pursuant to the License Agreement was $10,000 payable to Lefora in 9,804 shares of the Company’s common stock (“License Shares”), which was calculated in the same manner as the Purchase Agreement.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

2.	ACQUISITIONS (continued)

Service Agreements

In connection with the Lefora transaction, the Company also entered into six independent contractor agreements (“Service Agreements”) with consultants of Lefora to operate the Websites. The Service Agreements contemplate: (i) collective base compensation of $300,000 payable in shares of the Company’s common stock, (ii) terms of no less than six (6) months; and (iii) six-month vesting provisions, which provide that such shares will vest if such Consultant continues to serve as a Consultant to the Company for a minimum period of six (6) months after closing date of the Purchase Agreement. As of January 31, 2011, 294,120 shares of the Company’s common stock are due and payable under this agreement.

Each of the Service Agreements also provide for payment of certain conditional traffic bonus compensation payable to each Consultant in shares of Company's common stock if, during the first twelve months, the average monthly visitor traffic to www.lefora.com is greater than or equal to 9.2 million monthly page views as measured by Google Analytics, or if the average monthly visitor traffic is greater than 8.5 million but below 9.2 million monthly page views.  No conditional traffic bonus payment will be due if the average monthly visitor traffic is below 8.5 million monthly page views.  Additionally, one Consultant is paid compensation of $500 per month for the term of that particular Service Agreement.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 31, 2011 (Unaudited)	April 30, 2010
Furniture, fixtures and office equipment	$17,614	$16,416
Computers, servers and equipment	219,631	129,154
	237,245	145,570
Less: accumulated depreciation	(123,310)	(62,849)
	$113,935	$82,721

Depreciation expense was $41,453 and $25,108 for the nine months ended January 31, 2011 and 2010, respectively.

4.   FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

At January 31, 2011, the Company assessed the fair value of its assets and liabilities pursuant to ASC 820 for disclosure purposes as described below.

The carrying value of cash and cash equivalents, employee advances, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to the short period to maturity of these instruments pursuant to ASC 825.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

The Company had no assets or liabilities measured at fair value on a recurring basis under the hierarchy as of January 31, 2011.

5.	CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded the federally insured limits of $250,000.  At January 31, 2011, the Company’s cash balance exceeded this limit by $728,729.The Company has not experienced any losses with respect to its cash balances.

As of January 31, 2011, two customers accounted for approximately 60% of the Company’s outstanding receivables.  In addition, two customers accounted for approximately 63% of the Company’s sales for the period ended January 31, 2011.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

6.	INTANGIBLE ASSETS

The Company purchased online forums, message boards and website domain names for cash in the amount of $58,424 and stock valued at $7,600,000 during the nine months ended January 31, 2011 and cash of $152,053 and stock valued at $130,000 during the nine months ended January 31, 2010.  Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.  The Company accounts for its intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of January 31, 2011, the Company recorded $23,205 of amortization associated with its definite lived intangibles.  Intangibles consist of the following as of January 31:

	Est. Life	2011	2010
Online forums and related websites	Indefinite	$2,377,039	$888,663
Target advertising technology	Indefinite	2,250,000	-
Trademarks and tradenames	10 years	190,000	-
Customer lists	3 years	140,000	-
		4,957,039	888,663
Less: accumulated amortization		(23,205)	-
		$4,933,834	$888,663

As of January 31, 2011, the Company does not believe any impairment of intangible assets has occurred.

7.	GOODWILL

In connection with the Adisn purchase, the Company recorded $4,360,176 of goodwill.  As of January 31, 2011 the Company does not believe any impairment of the goodwill has occurred.

8.	PREFERRED SERIES A STOCK

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

8.	PREFERRED SERIES A STOCK (continued)

In connection with the sale of Shares, the investors also received warrants to purchase 433,334 shares of the Company’s common stock at a purchase price of $0.95 per share. The warrant agreements (“Warrants”) provide for an expiration period of three years from the date of the investment.

9.	COMMON STOCK

In June 2010, the Company entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, the Company is required to compensate the advisory firm a non-refundable fee of $2,000 in two payments and 20,000 shares of its restricted common stock over two months.  The shares were valued at $24,600 based on the fair value of the shares on the date of the contract. The term of the agreement was for two months and expired July 31, 2010.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2011 was $24,600 and the shares are obligated to be issued.

On September 1, 2010, the Company issued 142,857 shares to the one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $100,000.

On November 4, 2010, the Company issued 36,000 shares of its restricted common stock to a consultant for services rendered.  The shares were valued at $36,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2011 was $9,000.

On January 7, 2011, the Company issued 499,999 shares to the one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $350,000.

On January 11, 2011, the Company issued 5,556 shares of its restricted common stock to a consultant for services rendered.  The shares were valued at $5,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2011 was $5,000.

On January 14, 2011, the Company issued 25,000 shares of its restricted common stock to a consultant for services rendered.  The shares were valued at $37,500 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2011 was $37,500.

As of January 31, 2011, the Company is obligated to issue 24,999 shares of its restricted common stock in connection with certain service agreements with consultants that were fully earned and due on July 12, 2010.  The shares were valued at $30,000 based on the fair value of services received per the agreements.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2011 was $18,750, and $11,250 was earned and expensed during the year ended April 30, 2010.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

9.	COMMON STOCK (continued)

As of January 31, 2011, the Company is obligated to issue 61,856 shares of its restricted common stock to a consultant for services rendered.  The shares were valued at $60,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2011 was $60,000.

As of January 31, 2011, the Company is obligated to issue 294,120 shares of its common stock to six consultants in connection with certain service agreements related to the Lefora transaction.  The service agreements were for six months and will result in a total of 294,120 shares to be issued at the end of the service term.  These shares were due and payable at January 31, 2011.  The shares were valued in total at $300,000 based on the 15-day volume weighted average price of the Company’s common stock, the 15th day of which was the trading day immediately preceding July 23, 2010 as stated in the agreements.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2011 was $300,000.

During the nine months ended January 31, 2011 and in connection with the Company’s acquisitions during the quarter, the Company issued 3,529,646 shares of its common stock, valued at approximately $4,200,000 related to the acquisition of Adisn, Inc. and there are 1,092,203 remaining to be issued under the agreement.  In addition, the Company is obligated to issue 980,383 of its common stock, valued at approximately $1,000,000 for the purchase of Lefora as previously detailed in Note 3.

During the nine months ended January 31, 2011, the Company issued 143,494 shares of its common stock to employees upon exercise of certain vested options.

10.	STOCK OPTIONS

In May 2008 the board of directors of the Company approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the nine months ended January 31, 2011, the Company issued stock options for 275,000 shares of the Company’s common stock, exercisable at various dates through January 2015 at fair market value at the date of grant of $0.81 to $1.053 per share, to consultants pursuant to the Plan.  The compensation cost for the nine months ended January 31, 2011 was $464,000, and is included in operating expenses.

For the nine months ended January 31, 2011 and 2010, the Company recognized $464,000 and $483,000, respectively, of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants.  These costs were calculated in accordance with ASC 505 and are reflected in operating expenses.

Stock option activity was as follows for the nine months ended January 31, 2011:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2010	2,955,000	$1.14	1.72	$1,539,348
Granted	275,000	1.29	3.77	243,810
Forfeited/Expired	(450,000)	1.20	-	(415,383)
Exercised	(631,250)	1.00	-	(499,950)

Outstanding, January 31, 2011	2,148,750	$1.36	2.08	$867,825
Exercisable, January 31, 2011	925,625	$1.21	1.52	$886,832

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

10.	STOCK OPTIONS (continued)

A summary of the status of the Company’s unvested shares as of January 31, 2011 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2010	1,803,437	$0.89
Granted	275,000	0.89
Vested	(405,312)	0.96
Forfeited/Expired	(450,000)	0.92

Non-vested balance, January 31, 2011	1,223,125	$1.13

As of January 31, 2011, total unrecognized stock-based compensation cost related to unvested stock options was $953,984, which is expected to be recognized over a weighted-average period of approximately 2.08 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

Nine Months Ended January 31, 2011
Risk-free interest rate	0.78% to 1.03%
Expected volatility	100.00%
Expected option life (in years)	4.00
Expected dividend yield	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of the Company’s public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

11.    PROVISION FOR INCOME TAXES

For the nine months ended January 31, 2011, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of January 31, 2011, the Company had federal and state net operating loss carry forwards of approximately $8,000,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
(UNAUDITED)

11.    PROVISION FOR INCOME TAXES (continued)

As of January 31, 2011, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the Company’s ability to realize future taxable income and to recover its net deferred tax assets.
2011
Federal net operating loss (at 34%)	$2,720,000
State net operating loss (at 8.84%)	707,200

3,427,200
Less: valuation allowance	(3,427,200)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $1,285,200 during the nine months ended January 31, 2011.

12.    SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has evaluated its subsequent events through March 15, 2011, the date these financial statements were issued.

On February 25, 2011, the Company satisfied an anti-dilution requirement of a previous Subscription Agreement and issued the holder an additional 471,429 shares of the Company’s common stock.

On March 3, 2011, the Company closed a securities purchase agreement, dated February 28, 2011 (“Securities Purchase Agreement”), with certain institutional investors (the “Investors”) and issued to the Investors (i) 7,136,364 shares of the Company’s common stock at a price of $1.10 per share (the “Purchased Shares”) and (ii) five-year warrants exercisable into 5,352,273 shares of the Company’s common stock at an exercise price of $1.50 per share. The total subscription proceeds are $7,850,000 (the “Offering”).

In addition, the Company also issued warrants to purchase 570,910 shares at an exercise price of $1.50 per share to its placement agent in the Offering.

On March 15, 2011, the Company’s Series A preferred stockholders converted their preferred shares into 2,600,000 shares of common stock at the conversion rate of $0.50 per share pursuant to their respective subscription agreements.

On March 16, 2011, the Company issued a total of 136,988 shares of our common stock to three individuals pursuant to the Website and Domain Name Acquisition and Transfer Agreement (“Acquisition Agreement”) dated March 12, 2010, with Phil Santoro (“Santoro”). The shares were issued because it was determined that Santoro had met the conditional traffic compensation conditions as set forth in the Acquisition Agreement.

On March 16, 2011, the Company issued 5,479 shares of common stock to each of three individuals, or an aggregate of 16,437 shares of common stock, pursuant to certain service agreements with those three individuals. The shares were issued because it was determined that those three individuals had met the conditional traffic compensation conditions as set forth in their respective service agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended January 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K and our financial statements for the period ended January 31, 2011, together with notes thereto, which are included in this report.

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

Part of our growth strategy includes identifying and acquiring web properties.  In the last nine months we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 70 properties and 300 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

Our network is comprised of two segments: branded forum communities and third-party hosted communities that are built on one of our forum hosting platforms.  The branded communities such as anythingbutipod.com are wholly owned by us and we monetize them through a combination of text and display ads.  The third-party hosted communities, which comprise the majority of our revenues, traffic, and page views, are sites built upon one of our leading forum hosting platforms - Freeforums.org and Lefora.com.  On these sites we are usually free to monetize through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support, and hosting.  In some instances, we may derive subscription revenues in lieu of advertising revenues because the creator of the site has decided to pay us a monthly fee in exchange for providing an ad free experience for their members.  Our goal is to ultimately build an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Freeforums.org. On March 12, 2010, we acquired freeforums.org and certain other domain names from Phil Santoro pursuant to a website and domain name acquisition agreement.  Freeforums.org is a remotely hosted forum platform that allows anyone to create and run a free forum.

Adisn, Inc. On June 9, 2010, we acquired Adisn, Inc., a Delaware corporation (“Adisn”) pursuant to an agreement and plan of merger. Adisn now operates as our wholly-owned subsidiary. Adisn is a digital ad agency that uses relationship data from the social web to enhance targeting through their ad server technology.

Lefora Websites. On July 23, 2010, we acquired www.lefora.com and domain names from Team Awesome Productions, Inc. d/b/a Lefora (“Lefora”) pursuant to an asset purchase agreement and plan of reorganization. We also acquired related software rights from Lefora pursuant to a software license agreement. Lefora.com is a remotely hosted forum platform that allows anyone to create a modern looking forum for free.

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.

Based upon current statistics from Google analytics, CrowdGather’s network of forums including all recent acquisitions have approximately 90 million monthly page views and 4.5 million monthly unique visitors.

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

For the three months ended January 31, 2011, as compared to the three months ended January 31, 2010.

Results of Operations

Revenues. We realized revenues of $380,212 for the three months ended January 31, 2011, as compared to revenues of $83,019 for the three months ended January 31, 2010. The increased revenue is a result of increasing advertising related revenue as well as revenues of Adisn, our wholly-owned subsidiary, included only for the three months ended January 31, 2011. The Adisn revenues are generated by delivering advertising campaigns on behalf of direct advertisers and their agencies. We anticipate that as we continue to operate our business and expand our holdings of websites and domain names, we will begin to generate more significant advertising related revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Our cost of revenue for the three months ended January 31, 2011, was $44,186, as compared to cost of revenue of $0 for the three months ended January 31, 2010. The cost of revenue for three months ended January 31, 2011, was directly related to the acquisition of Adisn and its revenue model which requires that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.

Our gross profit for the three months ended January 31, 2011, was $336,026, as compared to gross profit of $83,019 for the three months ended January 31, 2010. The increase in gross profit was directly related to the increase in advertising related revenue and Adisn’s revenue model described above.

Operating Expenses. For the three months ended January 31, 2011, our operating expenses were $955,038, as compared to total operating expenses of $523,669 for the three months ended January 31, 2010.  The increase between the comparable periods is primarily due to an increase in general and administrative expenses, which increased from $323,517 for the three months ended January 31, 2010, to $735,844 for the three months ended January 31, 2011. The increase in general and administrative expenses between the comparable periods was primarily due to the costs related to the acquisitions of Adisn and Lefora  in 2010 and the increased operating expenses associated with these two acquisitions. We also had an increase in payroll and related expenses, which increased from $200,152 for the three months ended January 31, 2010, to $219,194 for the three months ended January 31, 2011.

Our loss from operations for the three months ended January 31, 2011 was $619,012, as compared our loss from operations of $440,650 for the three months ended January 31, 2010.

As a result of our recent capital raise of $7,850,000, as described below, we anticipate we will make acquisitions of additional web properties, which will result in our future monthly operating expenses in 2011 increasing from our current expense levels. In addition, we may incur additional costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.

Other Income and Expense. For the three months ended January 31, 2011, we also had no other income and penalties of $2,823, resulting in net other expense of $2,823.  By comparison, for the three months ended January 31, 2010, we had net other expense of $155,003, interest expense of $47,486, and debt discount of $107,764, which resulted from the secured convertible debenture financing that we completed in May 2009.

Net Loss.  For the three months ended January 31, 2011, our net loss was $621,835, as compared to a net loss of $595,653 for the three months ended on January 31, 2010.  The increase in our net loss between the two periods was primarily due to the increase in expenses related to general and administrative expenses, as discussed above.

For the nine months ended January 31, 2011, as compared to the nine months ended January 31, 2010.

Results of Operations

Revenues. We realized revenues of $1,173,216 for the nine months ended January 31, 2011, as compared to revenues of $194,151 for the nine months ended January 31, 2010. The increased revenue is a result of increasing advertising related revenue as well as revenues of Adisn, our wholly-owned subsidiary, included only for the nine months ended January 31, 2011. The Adisn revenues are generated by delivering advertising campaigns on behalf of direct advertisers and their agencies. We anticipate that as we continue to operate our business and expand our holdings of websites and domain names, we will begin to generate more significant advertising related revenues as we implement the advertising and sponsorship initiatives for all of our web properties.

Our cost of revenue for the nine months ended January 31, 2011, was $370,906, as compared to cost of revenue of $0 for the nine months ended January 31, 2010. The cost of revenue for nine months ended January 31, 2011, was directly related to the acquisition of Adisn and its revenue model which requires that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.

Our gross profit for the nine months ended January 31, 2011, was $802,310, as compared to gross profit of $194,151 for the nine months ended January 31, 2010. The increase in gross profit was directly related to the increase in advertising related revenue described above.

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

We believe Adisn will contribute to CrowdGather’s revenues in two ways.  First, we realize Adisn’s existing revenues which are generated by delivering advertising campaigns on behalf of direct advertisers and their agencies.  Adisn negotiates advertising rates with its customers and then purchases ad inventory from real-time advertising exchanges and online publishers at a lower cost, thus capturing the difference as net revenues.  Many of the campaigns that Adisn delivers have a performance incentive whereby the effectiveness of the campaign as measured by successful conversions on behalf of the advertiser can result in increased pay out on a per action basis.  For these types of campaigns, Adisn utilizes its industry knowledge and ad server technology in order to buy targeted placements for the lowest possible cost.  Secondly, as a wholly owned subsidiary of CrowdGather, it is our belief that Adisn will be able to represent some of our forum properties to their existing and future advertisers where there is a good fit between the products and services being advertised and the demographics of the sites visitors.  CrowdGather’s unfilled ad inventory will also provide zero cost advertising inventory for Adisn’s performance campaigns thus generating incremental revenue for CrowdGather.  With Adisn, we believe CrowdGather has effectively achieved two objectives: the addition of a sales force for our growing advertising network; and ad server technology that can provide analytics and tracking that are required for higher value advertising campaigns.

Operating Expenses. For the nine months ended January 31, 2011, our operating expenses were $2,768,759, as compared to total operating expenses of $1,704,972 for the nine months ended on January 31, 2010.  The increase between the comparable periods is primarily due to an increase in general and administrative expenses, which increased from $1,704,972 for the nine months ended January 31, 2010, to $2,768,759 for the nine months ended January 31, 2011. The increase in general and administrative expenses between the comparable periods was primarily due to the costs related to the acquisitions of Adisn and Lefora  in 2010 and the increased operating expenses associated with these two acquisitions. We also experienced increases in our payroll and related expenses from $573,563 in the nine months ended January 31, 2010 to $651,598 in the nine months ended January 31, 2011.  Non-cash expenses related to stock based compensation accounted for $1,241,350 of our total operating expenses for the nine months ended January 31, 2011 and represented a $636,190 increase over the $605,160 in non-cash expenses for the comparable period in the prior year.
In general, we believe our future monthly operating expenses in fiscal year 2011 will be similar to our current expense levels, plus only incremental direct costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but expect to generate increased revenues after further developing our business.  In addition, we anticipate that our necessary cash outlays will continue to become more efficient.

Our subsidiary, Adisn, currently operates at a minimal fixed overhead comprised of personnel and server costs.  The majority of Adisn’s future expense increase will be directly related to the need to purchase ad inventory on behalf of the revenues generated from advertisers they service, reflected as cost of revenues.

Our loss from operations for the nine months ended January 31, 2011 was $1,966,449, as compared our loss from operations of $1,510,821 for the nine months ended January 31, 2010.

Other Income and Expense. For the three months ended January 31, 2011, we had net other expense of $2,823.  By comparison, for the three months ended January 31, 2010, we had net other expense of $155,003, consisting primarily of  interest expense of $47,486 and debt discount of $107,764, which resulted from the secured convertible debenture financing that we completed in May 2009.

Net Loss.  For the nine months ended January 31, 2011, our net loss was $1,949,004, as compared to a net loss of $2,473,714 for the nine months ended January 31, 2010.  The decrease in our net loss between the two periods was primarily due to the significant increase in gross profit for the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010, combined with net other expense of $962,093 we incurred for the nine months ended January 31, 2010,.

Liquidity and Capital Resources. Our total assets were $10,591,331 as of January 31, 2011, which consisted of cash of $978,729, accounts receivable of $158,662, prepaid expenses of $45,995, property and equipment with a net value of $113,935, intangible assets of $4,933,834, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176.

Our current liabilities as of January 31, 2011, totaled $290,638, consisting of accounts payable of $238,510, accrued vacation of $50,255 and other accrued liabilities of $1,873. We had no other liabilities and no long-term commitments or contingencies at January 31, 2011.

As of January 31, 2011, we had cash of $978,729. As discussed below, we received $7,850,000 in proceeds from sales of our common stock in March 2011, and $350,000 for the exercise of warrants in January 2011. We estimate that our cash on hand will be sufficient for us to continue our current operations for at least the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. In addition to generating revenues from our current operations, we may raise additional capital to expand our operations in the future.

On September 1, 2010, we issued 142,857 shares to a foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $100,000.

On October 25, 2010, we sold 1,300,000 shares of Series A Preferred Stock (“Preferred Shares”) to two foreign investors in exchange for $1,300,000, or $1.00 per share. The designations, preferences and relative rights of the Series A Preferred Stock are specified in the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (the “Certificate of Designation”). The Certificate of Designation provides, among other things, that: (i) the conversion price for the Shares was $0.50 per share on or before March 15, 2011, and $0.33 per share after March 15, 2011, subject to adjustment from time to time for recapitalizations and as otherwise set forth in the Certificate of Designation (the “Conversion Price”); (ii) the Preferred Shares were convertible into shares of common stock at the option of the investor at any time after the date of issuance into that number of shares of common stock determined by dividing $1.00 by the Conversion Price; and (iii) the Preferred Shares are automatically converted into shares of common stock at the then effective conversion rate for such share immediately prior to the listing of our common stock on the New York Stock Exchange, the American Stock Exchange or a Nasdaq market. In connection with the sale of the Preferred Shares, the investors also received warrants to purchase 433,334 shares of our common stock at a purchase price of $0.95 per share. The warrant agreements provide for an expiration period of three years from the date of the investment. On March 15, 2011, our Series A preferred stockholders converted all of the Preferred Shares into 2,600,000 shares of common stock at the conversion rate of $0.50 per share pursuant to their respective subscription agreements.

On December 9, 2010, we entered into a stock cancellation and stipulation Agreement with certain shareholders of Adisn, pursuant to which those shareholders agreed to cancel 580,000 shares of common stock that are subject to the Securities Escrow Agreement in exchange for our willingness to stipulate that Adisn has achieved the initial financial threshold as specified in Section 1.6(a) of the Securities Escrow Agreement. The Securities Escrow Agreement is included as Exhibit 10.2 to our Current Report on Form 8-K which was filed with the Securities and Exchange Commission (“SEC”) on June 9, 2010.

On January 7, 2011, we issued 499,999 shares to the one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $350,000.

On February 25, 2011, we satisfied an anti-dilution requirement of a previous Subscription Agreement and issued the holder an additional 471,429 shares of our common stock.

On March 3, 2011, we closed a securities purchase agreement, dated February 28, 2011, with certain institutional investors and issued to these investors (i) 7,136,364 shares of our common stock at a price of $1.10 per share and (ii) five-year warrants exercisable into 5,352,273 shares of common stock at an exercise price of $1.50 per share. These warrants are exercisable for five years after the initial exercise date of September 4, 2011. The total subscription proceeds were $7,850,000. On that same date and in connection with the closing, we also issued five-year warrants to purchase 570,910 shares at an exercise price of $1.50 per share to the placement agent.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 4, 2010, we issued 36,000 shares of our common stock to a consultant for services rendered.  The shares were valued at $36,000 based on the fair value of shares on the date of the agreement.

On January 11, 2011, we issued 5,556 shares of our common stock to a consultant for services rendered.  The shares were valued at $5,000 based on the fair value of shares on the date of the agreement.

On January 14, 2011, we authorized the issuance of 25,000 shares of our common stock to a consultant for services rendered.  The shares were valued at $37,500 based on the fair value of shares on the date of the agreement.

All of the above shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the Securities and Exchange Commission (“SEC”).

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

On March 15, 2011, our Series A preferred stockholders converted 1,300,000 shares of Series A Preferred Stock into 2,600,000 shares of common stock at the conversion price of $0.50 per share. The shares of common stock were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On March 12, 2010, we entered into the Website and Domain Name Acquisition and Transfer Agreement (“Acquisition Agreement”) with Phil Santoro (“Santoro”), which included certain conditional traffic compensation of Two Hundred Thousand Dollars ($200,000), payable to Santoro in shares of our common stock using the 20-day volume weighted average price of our common stock, the 20th day of which shall be the trading day immediately preceding the one year anniversary date of March 12, 2010 (“VWAP Calculation”). The Acquisition Agreement is included as Exhibit 10.1 to our Current Report on Form 8-K which was filed with the SEC on March 15, 2010.  On March 16, 2011, we determined that Santoro had met the conditional traffic compensation conditions as set forth in the Acquisition Agreement. Based on the VWAP Calculation, we issued a total of 136,988 shares of our common stock to Santoro and two individuals that assisted Santoro.

We also entered into certain service agreements with three individuals in connection with the Acquisition Agreement, which included conditional traffic compensation of Eight Thousand Dollars ($8,000), payable to those three individuals in shares of our common stock using the VWAP Calculation.  On March 16, 2011, we determined that those three individuals had met the conditional traffic compensation conditions as set forth in their respective service agreements. Based on the VWAP Calculation, we issued 5,479 shares of our common stock to each of those individuals or an aggregate of 16,437 shares of common stock.

The shares of common stock issued to Santoro and the individuals referenced above were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

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

CrowdGather, Inc., a Nevada corporation

March 17, 2011	By:	/s/Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

March 17, 2011	By:	/s/Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)