Form 10-K
period 2011-04-30
CrowdGather, Inc.
filed 2011-07-28
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 29, 2010, approximately $26,288,987.

As of July 26, 2011, there were 58,536,969 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TABLE OF CONTENTS

PAGE

PART I

PART II

PART III

PART IV
Item 15.	Exhibits, Financial Statement Schedules	73

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

Our network is comprised of two components: branded forum communities and third-party hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as rapmusic.com and anythingbutipod.com are wholly owned by us and we monetize them through a combination of text and display ads.  The third-party hosted communities, which comprise the majority of our revenues, traffic, and page views, are sites built upon one of our leading forum hosting platforms - Freeforums.org and Lefora.com.  On these sites we monetize the web traffic through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support, and hosting.  In some instances, we may derive subscription revenues in lieu of advertising revenues because the creator of the site has decided to pay us a monthly fee in exchange for providing an ad free experience for their members.  Our goal is to ultimately build an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Part of our growth strategy includes identifying and acquiring web properties.  In the last year we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 80 properties and 447 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

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

Lefora Websites. On July 23, 2010, we acquired lefora.com and domain names from Team Awesome Productions, Inc. d/b/a Lefora (“Lefora”) pursuant to an asset purchase agreement and plan of reorganization. We also acquired related software rights from Lefora pursuant to a software license agreement. Lefora.com is a remotely hosted forum platform that allows anyone to create a modern looking forum for free.

Digishoptalk.com. On March 14, 2011, we acquired the domain name, website, and assets related to digishoptalk.com.  Digishoptalk.com is an online community for online digital scrapbook enthusiasts.

Rapmusic.com. On March 22, 2011, we acquired the domain name, website, and assets related to rapmusic.com.  Rapmusic.com is an online message board community for rap and hip hop music enthusiasts.

Pocketables.com. On April 14, 2011, we acquired the domain name, website, and assets related to pocketables.net.  Pocketables.net is an online forum for mobile computing device enthusiasts.

Forumer.com. On April 15, 2011, we acquired the domain name, website, and assets related to forumer.com.  Forumer.com is a remotely hosted forum platform that allows anyone to create and run a free forum.

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.

Based upon current statistics from Google analytics, CrowdGather’s network of forums is currently generating approximately 150 to 155 million monthly page views and 15 to 17 million monthly unique visitors.

Additionally, approximately 16 million users have registered on CrowdGather Network sites to date with 28 million total discussions comprising over 350 million individual replies.  While CrowdGather provides summary statistics in order to provide an indication of the scale of our properties and the growth of our network, the most important determinant of value from a business perspective is the combination of our ability to generate and increase the revenues we receive as measured per thousand page views (RPM).  We will from time to time engage in pruning our sites of inactive accounts and even sometimes removing old hosted forums that are no longer populated or active.  These activities can result in reductions of registered users, discussions, and posts hopefully without reducing the average RPM's and total revenues generated by our properties.

Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

Recent Developments.

PB Nation. On May 24, 2011, we acquired the domain name, website, and assets related to PbNation.com, one of the largest online paintball communities.

Writers.net.  On June 24, 2011, we acquired the domain name, website, and assets related to writers.net. Writers.net is an internet directory of writers, editors, publishers and literary agents.

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

We compete with companies to attract users and developers as well as attract advertisers and publishers to our forums. The principal competitive factors relating to attracting and retaining users include the usefulness, accessibility, integration, and personalization of the forums that we offer and the overall user experience on our sites.

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

Intellectual Property. Our intellectual property assets include domain names and websites; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We also currently own the web domain www.crowdgather.com, which serves as our corporate website and the future home of our new forum software platform which is currently in development.  Our portfolio currently consists of over 447 domain names and approximately 80 message board communities at various stages of development.  Our corporate website (www.crowdgather.com) features a current list of our developed communities and software products.

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

Our subsidiaries. In June 2010, we acquired Adisn, which operates as a wholly owned subsidiary. In July 2010, we formed CG Community Network LLC as a wholly owned subsidiary that we anticipated would operate certain of our forums. In December 2010, we wound up and dissolved CG Community Network LLC.

Employees. As of July 26, 2011, we have thirteen full time employees.  None of our employees is covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

For the year ended April 30, 2011, we had revenue of $1,580,957 and a net loss of $2,812,228 compared to revenue of $309,781 and a net loss of $3,429,694 for the year ended April 30, 2010. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues will harm our business. We may not be able to operate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a relatively limited operating history.  Such limited operating history and the unpredictability of the success of online forums makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in our industry.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We may need additional financing to execute our business plan.

The revenues from the sale of advertising and forum memberships and the projected revenues from these potential streams are not currently adequate to support our expansion and product development programs. We may need substantial additional funds to:

•	effectuate our business plan;
•	expand our online reach and presence;
•	develop and enhance our technological capabilities;
•	file, prosecute, defend and enforce our intellectual property rights; and
•	hire and retain key employees.

We may seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

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

Interest-group forums as a business model for delivering information and entertainment over the Internet is unproven, and we have only recently launched our efforts to develop a business centered on this model. It is too early to predict whether consumers will accept, and use our products on a regular basis, in significant numbers, and participate in our online community. Our products may fail to attract significant numbers of users, or, may not be able to retain the usership that it attracts, and, in either case, we may fail to develop a viable business model for our online community. In addition, we expect a significant portion of the content that we will provide to be available for free. If we are unable to successfully monetize the use of our content, either through advertising or fees for use, we may not be able to generate sufficient revenues.

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

We hope to generate our revenue almost entirely from advertising and retaining other sites as paid participants in our community, and the reduction in spending by, or loss of, advertisers and members could seriously harm our ability to generate revenues.

We hope to generate revenues from advertisers and other communities that pay to affiliate with our sites. If we are unable provide value to potential advertisers or other online communities, we may not be able to sell any ad space or memberships, which would negatively impact our revenues and business. In addition, we expect that advertisers will be able terminate their contracts with us at any time. We may also encounter difficulty collecting from our advertisers because we are a very small company with limited resources to collect outstanding balances.

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

We may not be able to sustain or grow our business unless we keep up with changes in technology and consumer tastes.

The Internet and electronic commerce industries are characterized by:

●	rapidly changing technology;
●	evolving industry standards and practices that could render our website and proprietary technology obsolete;
●	changes in consumer tastes and user demands;
●	challenges, such as “click fraud,” that cast doubt on otherwise legitimate activities and practices; and
●	frequent introductions of new services or products that embody new technologies.

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

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft, Yahoo and Facebook.

We face significant competition from companies, principally Google, Microsoft, Yahoo and Facebook that have developed or acquired similar online sites. These services may directly compete with us for affiliate and advertiser arrangements, which is key to our business and operating results.  Some of these competitors offer services that indirectly compete with our services, including: consumer e-mail services, desktop search, local search, and instant messaging services; photos, maps, video sharing, content channels, mobile applications, and shopping services; movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; advertising offerings; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually and potentially in combination with each other. In certain of these cases, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, or publishers, then our revenues and growth rates could decline.

We face significant competition from traditional media companies which could negatively impact our future operating results.

We also compete with traditional media companies for advertising, both offline as well as increasingly with their online assets as media companies offer more content directly from their own websites. Most advertisers currently spend a small portion of their advertising budgets on Internet advertising. If we fail to persuade existing advertisers to retain and increase their spending with us and if we fail to persuade new advertisers to spend a portion of their budget on advertising with us, our revenues could decline and our future operating results could be adversely affected.

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

•	the successful implementation and acceptance of our advertising exchange by advertisers, networks, affiliates, and publishers;
•	the successful development and deployment of technology improvements to our advertising platform;
•	establishing and maintaining our affiliate program for our search marketing;
•	deriving better demographic and other information from our users; and
•	driving acceptance of the Web in general and of our sites in particular by advertisers as an advertising medium.

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

Quarterly financial results will vary.

Factors that may contribute to the variability of quarterly revenue and operating results include:

•	fluctuations in revenue due to cyclicality of our customers’ advertising spend;
•	commencement, completion and termination of contracts during any particular quarter;
•	additions and departures of key personnel; and
•	strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

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

We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access. A key element of our strategy is to generate a high volume of traffic to our forums. Our ability to generate revenues will depend substantially on the number of customers who use our websites. Accordingly, the satisfactory performance, reliability and availability of our websites and network infrastructure are critical to our ability to generate revenues, as well as to our reputation. Any disruption, from natural disasters, technology malfunctions, sabotage or other factors, in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition. We have little control over these third-party providers, which increases our vulnerability to disruptions or problems with their services. Any financial difficulties experienced by our providers may have negative effects on our business, the nature and extent of which we cannot predict.

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

Our business is dependent, to a large extent, upon the services of our senior management.  We do not maintain key person life insurance for any members of our senior management at this time.  The loss of services of our chief executive officer or any other key members of our senior management could adversely affect our business until suitable replacements can be found.  There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the Internet industry and therefore increase the risks associated with our operations

If there are changes in regulations or user concerns regarding privacy and protection of user data, or we fail to comply with such laws, we may face claims brought against us under any of these regulations and it could adversely affect our business.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. Any failure, or perceived failure, by us to comply with regulations of privacy and protection of user data or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. As a company that provides services over the Internet, we may be subject to a claim or class-action lawsuit brought under any of these or future laws governing online services. The successful assertion of these claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses.  Even if a claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim.  In either situation, any claims with respect to violation of privacy or user data brought against us may adversely affect our business.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of 1934 is substantial and may result in us having insufficient funds to operate our business.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $300,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce resources to fund our operations and may limit us in expanding our operations.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls is time consuming, difficult and costly.

It is time consuming, difficult and costly for us to maintain the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal control, and other finance staff and consultants in order to develop and implement additional internal controls and reporting procedures. If we are unable to comply satisfactorily with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley requires publicly-traded companies of a certain size to obtain.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons, and many other factors, many of which are beyond our control.  We may be unable to achieve analysts’ revenue or earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others.  There can be no assurance that we will achieve projected levels of revenues. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board and OTCQB, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

Our management beneficially controls approximately 31% of our outstanding shares of common stock as of July 26, 2011.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of significant revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing, if necessary, will be available in amounts or on terms acceptable to us, if at all.

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing, and cause us to incur additional expenses.

Under the terms of our outstanding options and warrants to purchase our common stock issued to employees and others, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options and/or warrants, could result in dilution in the interests of our other stockholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding options and warrants.  In addition, holders of the warrants have registration rights with respect to the common stock underlying such warrants, the registration of which has caused and will continue to cause us to incur a substantial expense.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 975,000,000 shares of common stock authorized for issuance.  As of July 26, 2011, we had 916,463,031 shares of common stock available for issuance.  We have reserved 6,858,798 shares for issuance upon the exercise of outstanding warrants.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933 may significantly and negatively affect the prevailing market price for our common stock.  The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 25,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interests in real estate. We lease approximately 2,646 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for twelve months and expires on June 30, 2012. Our rent is $4,966 per month. We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common stock is quoted on the OTC Bulletin Board and OTCQB under the symbol “CRWG.”  For the periods indicated below, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2011
First Quarter	$1.33	$0.90
Second Quarter	$1.13	$0.87
Third Quarter	$1.88	$0.87
Fourth Quarter	$1.55	$0.80

Fiscal Year 2010
First Quarter	$0.95	$0.70
Second Quarter	$1.53	$0.85
Third Quarter	$1.57	$1.20
Fourth Quarter	$2.25	$1.04

Holders. The approximate number of stockholders of record at April 30, 2011 was 63.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Securities Authorized for Issuance under Equity Compensation Plans. The table below includes the following information as of April 30, 2011 for CrowdGather, Inc. 2008 Stock Option and Award Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,678,750	1.13	8,321,250
Equity compensation plans not approved by security holders	0	0	0
Total	3,678,750	1.13	8,321,250

Recent Sales of Unregistered Securities. The following sales of unregistered securities by us occurred during the year ended April 30, 2011.

On June 9, 2010, we entered into an agreement and plan of merger dated June 9, 2010 among us, Adisn, Inc., a Delaware corporation (“Adisn”) and our  wholly-owned subsidiary, Adisn Acquisition Corp. (the “Adisn Merger Agreement”), pursuant to which Adisn Acquisition Corp. merged with and into Adisn and Adisn survived as our wholly-owned subsidiary.  Pursuant to the Adisn Merger Agreement, the shareholders of Adisn received 4,621,849 shares of our common stock (the “Merger Shares”) valued at $6,600,000 plus assumed liabilities of approximately $340,000, subject to the escrow obligations of a securities escrow agreement, plus a right to receive the Earn-Out Shares, if and when they become issuable. On December 9, 2010, 580,000 of the escrowed shares previously issued were cancelled and returned to us as certain obligations were not met.  On June 9, 2011, the Earn-Out Shares were not issued since certain milestones were not met.  The Merger Shares were issued to the Adisn stockholders in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On July 14, 2010, we authorized the issuance of 20,000 shares of our common stock to a consultant in exchange for services valued at $24,600, or $1.08 per share, the closing price on July 14, 2010. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On July 21, 2010, we authorized the issuance of 61,856 shares of our common stock to a consultant in exchange for services valued at $60,000, or $0.97 per share, the closing price on July 21, 2010.   The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On July 23, 2010, we agreed to issue shares as the purchase price for an asset purchase agreement and plan of reorganization we entered with Team Awesome Productions, Inc. d/b/a Lefora pursuant to which we acquired certain websites and domain names, all associated software used in building the websites, along with the associated users lists, databases, add-ons installed with these forums and associated accounts for these websites.  The purchase price was $990,000 payable to Lefora in shares of our common stock, consisting of 970,589 shares of common stock, which was calculated by dividing $990,000 by $1.02, the 15-day volume weighted average price of our common stock as of July 22, 2010.  In addition to the purchase price, we agreed to issue a total of 294,120 shares of common stock as compensation to former Lefora employees retained by us as consultants pursuant to the asset purchase agreement and plan of reorganization.  In connection with the asset purchase agreement and plan of reorganization, we also agreed to issue 9,804 shares of common stock as the license fee for a software license agreement with Lefora to license certain software owned by Lefora.  The shares of common stock were issued to Lefora and the consultants in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On September 1, 2010, we issued 142,857 shares to one foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $100,000.  Neither the warrants granted to the institutional investor nor the shares of common stock issued upon exercise of the warrants were registered under the Securities Act, and were sold pursuant to an exemption from the registration requirements of the Securities Act, as provided by Regulation S.  Accordingly, these securities and warrants may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933.

On October 1, 2010, we authorized the issuance of 150,000 shares of our common stock to a consultant in exchange for services valued at $144,000, or $0.96 per share, the closing price on October 1, 2010. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On October 25, 2010, we sold 1,300,000 shares of our series A preferred stock to two foreign institutional investors in exchange for $1,300,000, or $1.00 per share.  In connection with the sale of the preferred stock shares, the investors also received warrants to purchase 433,334 shares of our common stock at a purchase price of $0.95 per share.  The warrant agreement provides for an expiration period of three years from the date of the investment. The shares and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On October 31, 2010, we issued 314,286 shares of our common stock to one foreign institutional investor pursuant to the anti-dilution provisions of the subscription agreement dated February 3, 2010 between us and that investor.  Specifically, we issued the investor an additional 314,286 shares of our common stock, which is the difference in the amount of shares that would have been issued to the investor if the price per share for the initial investment would have been $1.20 per share.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On November 4, 2010, we authorized the issuance of 36,000 shares of our common stock to a consultant in exchange for services valued at $36,000, or $1.00 per share. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On January 7, 2011, we issued 499,999 shares of our common stock to a foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $350,000.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On January 11, 2011, we authorized the issuance of 5,556 shares of our common stock to a consultant in exchange for services valued at approximately $5,000, or $0.90 per share. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On January 14, 2011, we issued 25,000 shares of our restricted common stock to a consultant for services rendered. The shares were valued at $37,500 based on the fair value of shares on the date of the consulting agreement.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On February 25, 2011, we issued 471,429 shares of our common stock to one foreign institutional investor pursuant to the anti-dilution provisions of the subscription agreement dated April 29, 2010 between us and that investor.  Specifically, we issued the investor an additional 471,429 shares of our common stock, which is the difference in the amount of shares that would have been issued to the investor if the price per share for the initial investment would have been $1.05 per share.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On February 28, 2011, we issued 7,136,364 shares of our common stock to institutional investors pursuant to a securities purchase agreement dated February 28, 2011 with certain institutional investors.  The shares were valued at $1.10 per share.  In addition to the shares, we issued the investors five-year warrants to purchase 5,352,273 shares of our common stock at an exercise price of $1.50 per share.  The shares and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On March 16, 2011, we issued 136,988 shares of our common stock to four consultants pursuant conditional website traffic bonus compensation provisions of the website and domain name acquisition and transfer agreement dated March 12, 2010.  The shares were valued at $200,000, or $1.46 per share, and were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On March 18, 2011, we authorized the issuance of 12,000 shares of our common stock to a consultant in exchange for services valued at approximately $14,400, or $1.20 per share, the closing price on March 18, 2011. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On April 4, 2011, we authorized the issuance of 5,660 shares of our common stock to a consultant in exchange for services valued at approximately $6,000 or $1.06 per share, the closing price on April 4, 2011. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On April 4, 2011, we authorized the issuance of 27,000 shares of our common stock to a consultant in exchange for services valued at approximately $28,620, or $1.06 per share, the closing price on April 4, 2011. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On April 15, 2011, we agreed to issue 100,000 shares of our common stock as part of the purchase price for a website and domain name acquisition and transfer agreement with GR8 Media, Inc. pursuant to which we acquired certain websites and domain names, all associated software used in building the websites, along with the associated users lists, databases, add-ons installed with these forums and associated accounts for these websites.  The purchase price was $400,000, consisting of $300,000 payable in cash and 100,000 shares of our common stock payable to GR8 Media, Inc., which was calculated by dividing $100,000 by $1.00, the 15-day volume weighted average price of our common stock as of April 15, 2011.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2011, for the sale of registered securities.

Purchases of Equity Securities. None during the period covered by this report.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended April 30, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011, together with notes thereto, which are included in this report.

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

Our network is comprised of two segments: branded forum communities and third-party hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as rapmusic.com and anythingbutipod.com are wholly owned by us and we monetize them through a combination of text and display ads.  The third-party hosted communities, which comprise the majority of our revenues, traffic, and page views, are sites built upon one of our leading forum hosting platforms - Freeforums.org and Lefora.com.  On these sites we monetize the web traffic through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support, and hosting.  In some instances, we may derive subscription revenues in lieu of advertising revenues because the creator of the site has decided to pay us a monthly fee in exchange for providing an ad free experience for their members.  Our goal is to ultimately build an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Part of our growth strategy includes identifying and acquiring web properties.  In the last year we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 80 properties and 447 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

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

Digishoptalk.com. On March 14, 2011, we acquired the domain name, website, and assets related to digishoptalk.com.  Digishoptalk.com is an online community for online digital scrapbook enthusiasts.

Rapmusic.com. On March 22, 2011, we acquired the domain name, website, and assets related to rapmusic.com.  Rapmusic.com is an online message board community for rap and hip hop music enthusiasts.

Pocketables.com. On April 14, 2011, we acquired the domain name, website, and assets related to pocketables.net.  Pocketables.net is an online forum for mobile computing device enthusiasts.

Forumer.com. On April 15, 2011, we acquired the domain name, website, and assets related to forumer.com.  Forumer.com is a remotely hosted forum platform that allows anyone to create and run a free forum.

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences.  We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.

Based upon current statistics from Google analytics, CrowdGather’s network of forums is currently generating approximately 150 to 155 million monthly page views and 15 to 17 million monthly unique visitors.

Additionally, approximately 16 million users have registered on CrowdGather Network sites to date with 28 million total discussions comprising over 350 million individual replies.  While CrowdGather provides summary statistics in order to provide an indication of the scale of our properties and the growth of our network, the most important determinant of value from a business perspective is the combination of our ability to generate and increase the revenues we receive as measured per thousand page views (RPM).  We will from time to time engage in pruning our sites of inactive accounts and even sometimes removing old hosted forums that are no longer populated or active.  These activities can result in reductions of registered users, discussions, and posts but hopefully without reducing the average RPM's and total revenues generated by our properties.

Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

Recent Developments.

PB Nation. On May 24, 2011, we acquired the domain name, website, and assets related to www.PbNation.com, one of the largest online paintball communities.

Writers.net.  On June 24, 2011, we acquired the domain name, website, and assets related to www.writers.net. Writers.net is an internet directory of writers, editors, publishers and literary agents.

For the year ended April 30, 2011 as compared to the year ended April 30, 2010.

Results of Operations

Revenues. We realized revenues of $1,580,957 for the year ended April 30, 2011, as compared to revenues of $309,781 for the year ended April 30, 2010. The increased revenue is a result of increasing advertising related revenue as well as revenues of Adisn, our wholly-owned subsidiary, included only for the year ended April 30, 2011 since the date of acquisition in June 2010.

Our cost of revenue for the year ended April 30, 2011, was $775,514, as compared to cost of revenue of $0 for the year ended April 30, 2010. The cost of revenue for the year ended April 30, 2011, was directly related to the acquisition of Adisn and its revenue model which requires that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.

Our gross profit for the year ended April 30, 2011, was $805,443, as compared to gross profit of $309,781 for the year ended April 30, 2010. The increase in gross profit was directly related to the increase in advertising related revenue described above.

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

The addition of Adisn has contributed significantly to revenue for the fiscal year ended April 30, 2011. Subsequent to the acquisition on June 9, 2010, we began realizing revenues generated through Adisn from advertising campaigns on behalf of direct advertisers and their agencies.  Through Adisn we pursued standard display advertising business and also managed campaigns that included fixed up-front costs via the purchase of ad inventory from third parties based on the expectation that we would achieve a higher payout on a per action basis.  We negotiated advertising rates with customers and then purchased ad inventory from real-time advertising exchanges and online publishers, thus capturing the difference as gross profit.  Due to volatility involved in this advertising market, we experienced less successful conversions than we anticipated and although we achieved a positive gross profit for the fiscal ended April 30, 2011, we are no longer pursuing this aspect of the advertising market as of July 26, 2011. However, we expect to earn revenue from the utilization of Adisn’s ad server technology that will enable us to deliver vertically targeted ads to many of our hosted forum properties which cannot be effectively aggregated using commercially available ad server technology. This technology will not only help generate key analytics and tracking measures, but it also will significantly enhance our ad revenue by enabling higher value advertising campaigns.  Although some development of this technology is required prior to deployment, we expect to begin utilizing the technology by Q3 2012.  In assessing and incorporating the overall impact of Adisn, and as we do with every acquisition, we continue to seek ways to maximize revenue, streamline processes and control costs.  As part of that effort, we have merged the ad resources and best elements of the strategic approach from Adisn with our own resources and a few of our key existing personnel.  We are working toward generating the highest margin business possible for our company, and continue to generate increasing ad revenue from many of our branded and hosted forum properties.

Operating Expenses. For the year ended April 30, 2011, our operating expenses were $3,688,684 as compared to total operating expenses of $2,303,501 for the year ended April 30, 2010. The overall increase between the comparable periods of $1,385,183 is primarily due to an increase in salaries and employee related expenses, which increased from $783,636 for the year ended April 30, 2010, to $881,857 for the year ended April 30, 2011 due to increased personnel to support our acquisitions. We also increased general and administrative expenses from $1,519,865 for the year ended April 30, 2010, to $2,806,827 for the year ended April 30, 2011.

As a result of our recent capital raise of $7,850,000, as described below, we anticipate we will make acquisitions of additional web properties, which will result in our future monthly operating expenses in 2011 increasing from our current expense levels. In addition, we may incur additional costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Other Income (Expense). For the year ended April 30, 2011, we had other income (net) of $71,813 consisting of interest income of $2,590, interest expense of $4,405, and gain on settlement of debt of $73,628.  By comparison, for the year ended April 30, 2010, we had other expense (net) of $1,435,174 consisting of interest income of $1,984, interest expense of $146,230, interest expense for debt discount amortization of $727,357, and loss on extinguishment of debt of $563,571.

Net Loss.  For the year ended April 30, 2011, our net loss was $2,812,228, as compared to a net loss of $3,429,694 for the year ended April 30, 2010.

Liquidity and Capital Resources. Our total assets were $17,306,181 as of April 30, 2011, which consisted of cash of $6,667,901, accounts receivable of $243,917, prepaid expenses of $49,729, property and equipment with a net value of $172,751, and intangible assets of $5,811,707, represented by our domain names and other intellectual property owned and goodwill of $4,360,176 related to our acquisition of Adisn. By comparison, as of April 30, 2010, our total assets were $2,695,631, which consisted of cash of $589,408, accounts receivable of $25,615, prepaid expenses of $17,224, property and equipment with a net value of $82,721, and intangible assets of $1,980,663.

Our current liabilities as of April 30, 2011 totaled $159,951, compared to our current liabilities as of April 30, 2010, which totaled $207,697. The decrease in current liabilities between the two periods is primarily due to the payment of accounts payable vendors within a shorter time frame as well as the reduction of accrued payroll and benefits.  We had no other liabilities and no long-term commitments or contingencies at April 30, 2011.

As of April 30, 2011, we had cash of $6,667,901. As discussed below, we received $7,850,000 in proceeds from sales of our common stock in March 2011. We estimate that our cash on hand will be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.  Based on our projections for fiscal year 2012 and our pipeline of acquisition targets, we believe we have sufficient capital to achieve cash flow break even without having to seek additional funds and investment.  However, in the event we do not achieve our milestones as anticipated, we may need to raise additional capital to sustain our operations and to expand our business to operate profitably.  In the event that we are unable to raise additional capital or borrow additional funds, we may be forced to undertake significant cost reductions or curtail operations.

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

On March 3, 2011, we closed a securities purchase agreement, dated February 28, 2011, with certain institutional investors and issued to these investors (i) 7,136,364 shares of our common stock at a price of $1.10 per share and (ii) five-year warrants exercisable into 5,352,273 shares of common stock at an exercise price of $1.50 per share. These warrants are exercisable for five years after the initial exercise date of September 4, 2011. The total subscription proceeds were $7,850,000 less expenses of approximately $666,500 for net proceeds of $7,183,500. On that same date and in connection with the closing, we also issued five-year warrants to purchase 570,910 shares at an exercise price of $1.50 per share to the placement agent.

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum advertising server. We expect to invest under $50,000 for research and development over the next 12 months.

We do not anticipate that we will purchase any significant equipment except for computer equipment and furniture which we anticipate will cost approximately $50,000 over the next twelve months.

We do not anticipate any significant changes in the number of employees unless we significantly increase the size of our operations. We believe that we do not require the services of additional independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, we may need to supplement our staff in this manner.

Contractual Obligations and Reserves

None.

Off-balance Sheet Arrangements.

We had no off-balance sheet arrangements at April 30, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Crowdgather, Inc.

We have audited the accompanying consolidated balance sheets of Crowdgather, Inc. as of April 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crowdgather, Inc. as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Q Accountancy Corporation

Laguna Hills, California
July 28, 2011

CROWDGATHER, INC.
 CONSOLIDATED BALANCE SHEETS

	April 30, 2011	April 30, 2010
ASSETS
Current assets
Cash	$6,667,901	$589,408
Accounts receivable	243,917	-
Advance to employee	-	25,615
Prepaid expenses and deposits	49,729	17,224

Total current assets	6,961,547	632,247

Property and equipment, net of accumulated depreciation of $140,804 and $62,849, respectively	172,751	82,721

Intangible assets, net of accumulated amortization of $30,940 and $0, respectively	5,811,707	1,980,663
Goodwill	4,360,176	-

Total assets	$17,306,181	$2,695,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,805	$103,193
Accrued vacation	13,111	40,633
Other accrued liabilities	64,035	63,871

Total current liabilities	159,951	207,697

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 57,089,408 and 39,822,748 issued and outstanding, respectively	57,089	39,823
Common stock obligation	3,784,322	-
Additional paid-in capital	22,432,597	8,763,661
Accumulated deficit	(9,127,778)	(6,315,550)

Total stockholders’ equity	17,146,230	2,487,934

Total liabilities and stockholders’ equity	$17,306,181	$2,695,631

See accompanying notes to financial statements.

CROWDGATHER, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010

Revenue	$1,580,957	$309,781

Cost of revenue	775,514	-

Gross profit	805,443	309,781

Operating expenses
Payroll and related expenses	881,857	783,636
General and administrative	2,806,827	1,519,865
Total operating expenses	3,688,684	2,303,501

Loss from operations	(2,883,241)	(1,993,720)

Other income (expense):
Interest income	2,590	1,984
Interest expense	(4,405)	(146,230)
Interest expense, debt discount amortization	-	(727,357)
Gain (loss) on settlement of debt	73,628	(563,571)
Other income (expense), net	71,813	(1,435,174)

Net loss before provision for income taxes	(2,811,428)	(3,428,894)

Provision for income taxes	800	800

Net loss	$(2,812,228)	$(3,429,694)

Weighted average shares outstanding- basic and diluted	44,904,994	41,190,817

Net loss per share – basic and diluted	$(0.06)	$(0.08)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2011 AND 2011
	Preferred Series A		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Issuance Obligation	Paid-in Capital	Accumulated Deficit	Total

Balance, April 30, 2009	-	$-	40,684,818	$40,685	$-	$2,205,115	$(2,885,856)	$(640,056)

Shares issued for cash, net of fees	-	-	1,671,426	1,671	-	1,379,412	-	1,381,083

Shares issued for services	-	-	156,000	156	-	122,004	-	122,160

Shares issued for conversion of debt and interest expense	-	-	1,907,913	1,908	-	2,518,605	-	2,520,513

Shares issued for purchase of intangible asset	-	-	403,305	403	-	594,597	-	595,000

Amortization of stock options	-	-	-	-	-	648,000	-	648,000

Debt discount and convertible feature	-	-	-	-	-	727,357	-	727,357

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2011 AND 2011

	Preferred Series A		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Issuance Obligation	Paid-in Capital	Accumulated Deficit	Total

Loss on debt extinguishment	-	$-	-	$-	$-	$563,571	$-	$563,571

Shares cancelled into treasury	-	-	(5,000,000)	(5,000)	-	5,000	-	-

Net (loss) for the year ended April 30, 2010	-	-	-	-	-	-	(3,429,694)	(3,429,694)

Balance, April 30, 2010	-	-	39,823,462	39,823	-	8,763,661	(6,315,550)	2,487,934

Shares issued for cash, net of fees	1,300,000	1,300	8,564,935	8,565	-	8,913,999	-	8,923,864

Shares issued for services	-	-	380,204	380	384,600	475,020	-	860,000

Shares issued for prepaid expenses	-	-	18,000	18	-	15,642	-	15,660

Shares issued for accrued liabilities	-	-	16,437	16	-	29,984	-	30,000

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2011 AND 2011

	Preferred Series A		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Issuance Obligation	Paid-in Capital	Accumulated Deficit	Total

Shares issued for purchase of intangible assets	-	-	5,508,610	5,509	3,399,722	3,604,569	-	7,009,800

Exercise of stock options	-	-	177,760	178	-	17,022	-	17,200

Conversion of shares	(1,300,000)	(1,300)	2,600,000	2,600	-	(1,300)	-	-

Amortization of stock options	-	-	-	-		614,000	-	614,000

Net (loss) for the year ended April 30, 2011	-	-	-	-		-	(2,812,228)	(2,812,228)

Balance, April 30, 2011	-	-	57,089,408	$57,089	$3,784,322	$22,432,597	$(9,127,778)	$17,146,230

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
APRIL 30, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(2,812,228)	$(3,429,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
Stock-based compensation	89,887	33,763
Stock issued for services	614,000	648,000
Stock issued for interest expense	860,000	122,160
Amortization of debt discount	-	146,230
Loss on extinguishment of debt	-	727,357
Changes in operating assets and liabilities:	-	563,571
Accounts receivable
Advance to employee	(178,078)	-
Prepaid expenses and deposits	25,615	(25,615)
Accounts payable and accrued liabilities	(12,203)	(8,752)
Unearned revenue	(481,975)	152,790
	-	(12,500)

Net cash used in operating activities	(1,894,982)	(1,082,690)

Cash flows from investing activities:
Purchase of property and equipment	(107,450)	(32,533)
Purchase of intangible assets	(844,032)	(779,053)
Acquisitions, net of cash	(16,107)	-

Net cash used in investing activities	(967,589)	(811,586)

Cash flows from financing activities:
Proceeds from related party notes	-	54,000
Proceeds from the issuance of preferred stock, net of expenses	1,290,363	-
Proceeds from the issuance of common stock, net of expenses	7,650,701	1,381,083
Proceeds from issuance of debt	-	1,300,000
Repayment of debt, related party notes	-	(104,000)
Repayment of debt	-	(150,000)

Net cash provided by financing activities	8,941,064	2,481,083

Net increase in cash	6,078,493	586,807
Cash, beginning of period	589,408	2,601
Cash, end of period	$6,667,901	589,408

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$1,600	$800
Non-cash transactions:
Issuance of common stock for acquisitions	$7,009,800	$595,000
Stock issuance obligation	$3,784,322	-
Stock-based compensation	$614,000	$648,000
Stock issued for services	$860,000	$122,160
Stock issued for interest expense	$-	$146,230

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is an internet company that specializes in developing and hosting forum based websites and is headquartered in Woodland Hills, California.  The Company was incorporated under the laws of the State of Nevada on April 20, 2005.

On April 2, 2008, we, General Mayhem LLC (“General”) and our wholly- owned subsidiary, General Mayhem Acquisition Corp. (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”).  The merger contemplated by the Merger Agreement (“the “Merger”) closed on April 8, 2008.  The Merger resulted in General merging into the Acquisition Subsidiary, with the Acquisition Subsidiary surviving. Prior to the Merger, we effected a 13-for-1 stock split of our shares.  All share numbers presented in the accompanying financial statements have been adjusted to reflect the stock split.  Each share of General was converted into and became one (1) share, on a post-stock split basis, such that former members of General held 26,000,000, or approximately 64.9%, of the outstanding shares of ours at the time.  On April 8, 2008, pursuant to an Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast Golf Experiences, Inc. (“WestCoast”)  and Acquisition Subsidiary, Acquisition Subsidiary merged with and into WestCoast, with WestCoast surviving. In connection with the latter merger, WestCoast changed its name to CrowdGather, Inc.

On June 9, 2010, we acquired Adisn, Inc. through an exchange of stock.  As a result, Adisn, Inc. became our wholly-owned subsidiary and provides targeted advertising and marketing services for our online customers.

The accompanying consolidated financial statements include the accounts of CrowdGather, Inc.  and our wholly-owned subsidiary, Adisn, Inc. from the date of acquisition June 9, 2010 through April 30, 2011.  All intercompany transactions have been eliminated.

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable

We are subject to credit risk as we extend credit to our customers, mostly on an unsecured basis after performing certain credit analysis.  We estimate and provide for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and our assessment of the current status of individual accounts.  At April 30, 2011, we considered all outstanding receivables fully collectible.

Property and Equipment

Property and equipment are stated at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the related lease term.

Identifiable Intangible Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists.  As required by ASC 350, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and accordingly, record the loss.

Intangible assets that are determined to have definite lives are amortized over the shorter of their legal lives or their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC 360, Property, Plant and Equipment discussed below.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

Impairment of Long-Lived Assets

In accordance with ASC 360, we estimate the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value.

Income Taxes

We account for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of April 30, 2011 we had vested stock options that could be converted into 925,625 shares of our common stock and 433,334 warrants that could be converted into 500,000 shares of our common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

Revenue Recognition

We currently work with third-party advertising networks and advertisers pay for advertising on a cost per thousand views, cost per click or cost per action basis.  Additionally we have entered into a web-based software development contract with a customer, for which revenue is accounted for in accordance with ASC 985-605, Software – Revenue Recognition.  All sales are recorded in accordance with ASC 605, Revenue Recognition.  Revenue is recognized when all the criteria have been met:

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs.  Traffic acquisition costs consist of amounts paid to our distribution partners.  Cost of revenues also includes the expenses associated with the operation of our data center, including energy and bandwidth costs, as well as content acquisition costs.

Research and Development

Research and development costs are charged to expense as incurred and include software development costs.  Accordingly, internal research and development costs are expensed as incurred.  In addition, third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Stock Based Compensation

We account for employee stock option grants in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

2.	ACQUISITIONS

Adisn, Inc. - Business Combination

On June 9, 2010, we entered into an Agreement and Plan of Merger among the Company, Adisn, Inc., a Delaware corporation (“Adisn”) and our wholly-owned subsidiary, Adisn Acquisition Corp., pursuant to which Adisn Acquisition Corp. merged with and into Adisn and Adisn survived as our wholly-owned subsidiary.  Pursuant to the merger, the shareholders of Adisn received 4,621,849 shares of our common stock, subject to escrow obligations of the securities escrow agreement. On December 9, 2010, 580,000 of the escrowed shares previously issued were cancelled and returned to us as certain obligations were not met.

In addition, the Adisn shareholders had a right to receive an additional $1,000,000 payable in shares of our common stock (“the Earn-Out Shares”) if Adisn generated gross revenues in excess of $1,562,500 for the twelve month period ended on June 9, 2011. As of June 9, 2011, the additional gross revenues were not achieved and therefore the Earn-Out Shares were not due. Also, in connection with the merger, issued and outstanding warrants to purchase 825,000 shares of Adisn common stock became warrants to purchase shares of our common stock. The exercise price and number of shares was proportionately adjusted based on the exchange ratio for Adisn common stock issued in connection with the merger, such that the holder of the warrants will have the right to purchase 161,997 shares of our common stock at $1.018 per share with the right to purchase expiring on May 1, 2014.

The acquisition was accounted for as a purchase, with the assets acquired and liabilities assumed recorded at fair value, and the results of Adisn’s operations included in our financial statements from the date of acquisition.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Target advertising technology	$2,250,000
Amortizable intangible assets:
Customer contracts and related relationships	190,000
Trade name, trademark, and domain name	140,000
Goodwill	4,360,176

Total assets acquired	6,940,176
Liabilities assumed	(340,176)

Total	$6,600,000

The amortizable intangible assets have useful lives not exceeding ten years and a weighted average useful life of seven years. No amounts have been allocated to in-process research and development and $4,360,176 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

Lefora – Asset Acquisition

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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

License Agreement

Under the related License Agreement with Lefora, we acquired an exclusive, worldwide, perpetual, royalty-free and fully paid up license to the source code used in developing the computer software program generally known as “Talki”, which allows us its use to develop additional websites in the future.  The consideration paid by us pursuant to the License Agreement was $10,000 payable to Lefora in 9,804 shares of our common stock (“License Shares”), which was calculated in the same manner as the Purchase Agreement.

Service Agreements

In connection with the Lefora transaction, we also entered into six independent contractor agreements (“Service Agreements”) with consultants of Lefora to operate the Websites. The Service Agreements contemplated: (i) collective base compensation of $300,000 payable in shares of our common stock, (ii) terms of no less than six (6) months; and (iii) six-month vesting provisions, which provide that such shares will vest if such consultant continues to serve as a consultant to us for a minimum period of six (6) months after closing date of the Purchase Agreement. As of April 30, 2011, 294,120 shares of our common stock are due and payable under this agreement.

Each of the Service Agreements also provide for payment of certain conditional traffic bonus compensation payable to each consultant in shares of our common stock if, during the first twelve months, the average monthly visitor traffic to www.lefora.com is greater than or equal to 9.2 million monthly page views as measured by Google Analytics, or if the average monthly visitor traffic is greater than 8.5 million but below 9.2 million monthly page views.  No conditional traffic bonus payment will be due if the average monthly visitor traffic is below 8.5 million monthly page views.  Additionally, one consultant is paid compensation of $500 per month for the term of that particular Service Agreement.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

Other Asset Acquisitions

During the year ended April 30, 2011, we also acquired the domain names, websites and related assets of the following:

Digishoptalk.com	$70,000
Rapmusic.com	300,000
Pocketables.com	200,000
Forumer.com	300,000
$870,000

Additionally, we agreed to issued 100,000 shares of our common stock for the purchase of Pocketables.com and Forumer.com, respectively.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2011	April 30, 2010
Furniture, fixtures and office equipment	$17,614	$16,416
Computers, servers and equipment	295,941	129,154
	313,555	145,570
Less: accumulated depreciation	(140,804)	(62,849)

	$172,751	$82,721

Depreciation expense was $58,947 and $33,763 for the years ended April 30, 2011 and 2010, respectively.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

4.   FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

At April 30, 2011, we assessed the fair value of our assets and liabilities pursuant to ASC 820 for disclosure purposes as described below.

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

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

We had no assets or liabilities measured at fair value on a recurring basis under the hierarchy as of April 30, 2011.

5.	CONCENTRATIONS OF CREDIT RISK

As of April 30, 2011, two (2) customers accounted for approximately 60% of our outstanding receivables.  In addition, two (2) customers accounted for approximately 63% of our sales for the period ended April 30, 2011.

6.   INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $944,032 and stock valued at $7,700,000 during the year ended April 30, 2011 and cash of $779,053 and stock valued at $595,000 during the year ended April 30, 2010.  Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.  We account for the intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of April 30, 2011, we recorded $30,940 of amortization associated with its definite lived intangibles.  Intangibles consist of the following as of April 30:

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

	Est. Life	2011	2010

Online forums and related websites	Indefinite	$3,262,647	$1,980,663
Target advertising technology	Indefinite	2,250,000	-
Trademarks and tradenames	10 years	190,000	-
Customer lists	3 years	140,000	-
		5,842,647	1,980,663
Less: accumulated amortization		(30,940)	-

		$5,811,707	$1,980,663

As of April 30, 2011, we do not believe any impairment of intangible assets has occurred based on our determination of fair value from estimated future cash flows and our impairment process as further described in Note 7.

7.     GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of our reporting units to their carrying values, including goodwill.  We determine fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The cash flow projections for each reporting unit are based on a five-year forecast of cash flows, derived from the most recent annual financial forecast.  If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. We conducted our annual goodwill impairment test as of April 30, 2011 and determined that the fair value of the goodwill we recorded in connection with our acquisition of Adisn exceeded its carrying value and therefore goodwill was not impaired.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

8.    PREFERRED SERIES A STOCK

On October 25, 2010, we sold 1,300,000 shares of Series A Preferred Stock (“Shares”) to two foreign investors in exchange for $1,300,000, or $1.00 per share, pursuant to two subscription agreements (“Subscription Agreements”). In connection with the sale of Shares, the investors also received warrants to purchase 433,334 shares of our common stock at a purchase price of $0.95 per share. The warrant agreements (“Warrants”) provide for an expiration period of three years from the date of the investment. The designations, preferences and relative rights of the Series A Preferred Stock are specified in the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (the “Certificate of Designation”). The Certificate of Designation provides, among other things, that: (i) the conversion price for the Shares is $0.50 per share on or before March 15, 2011, and $0.33 per share after March 15, 2011, subject to adjustment from time to time for recapitalizations and as otherwise set forth in the Certificate of Designation (the “Conversion Price”); (ii) the Shares are convertible into shares of common stock at the option of the investor at any time after the date of issuance into that number of shares of common stock determined by dividing $1.00 by the Conversion Price; and (iii) the Shares are automatically converted into shares of common stock at the then effective conversion rate for such share immediately prior to the listing of our common stock on the New York Stock Exchange, the American Stock Exchange or a Nasdaq market. The Subscription Agreement also provides that from March 15, 2011 to April 14, 2011 (the “Repurchase Period”), we shall have an option (the “Repurchase Option”) to repurchase all or any portion of the Shares held by the investor at $1.00 per Share. The Repurchase Option shall automatically terminate upon any conversion of the Shares into common stock pursuant to the conversion provisions specified in the Certificate of Designation. On March 15, 2011, the 1,300,000 shares of Series A Preferred Stock were converted into 2,600,000 shares of our common stock.

9.    COMMON STOCK

In June 2010, we entered into a consulting and advisory agreement with a third party.  Pursuant to the agreement, we compensated the advisory firm a non-refundable fee of $2,000 in two payments and issued 20,000 shares of our restricted common stock.  The shares were valued at $24,600 based on the fair value of the shares on the date of the contract. The term of the agreement was for two months and expired July 31, 2010.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $24,600.

On July 21, 2010, we authorized the issuance of 61,856 shares of our common stock to a consultant in exchange for services valued at $60,000 based on the fair value of the shares on the date of the consulting agreement.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $60,000.

On September 1, 2010, we issued 142,857 shares of our common stock to a foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $100,000.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

On October 1, 2010, we authorized the issuance of 150,000 shares of our common stock to a consultant in exchange for services valued at $144,000 based on the fair value of the shares on the date of the consulting agreement. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $144,000.

On October 25, 2010, we sold 1,300,000 shares of our series A preferred stock to two foreign institutional investors in exchange for $1,300,000, or $1.00 per share.  In connection with the sale of the preferred stock shares, the investors also received warrants to purchase 433,334 shares of our common stock at a purchase price of $0.95 per share.  The warrant agreement provides for an expiration period of three years from the date of the investment.

On October 31, 2010, we issued 314,286 shares of our common stock to one foreign institutional investor pursuant to the subscription agreement dated February 3, 2010 between us and that investor.  Specifically, we issued the investor an additional 314,286 shares of our common stock, which is the difference in the amount of shares that would have been issued to the investor if the price per share for the initial investment would have been $1.20 per share.

On November 4, 2010, we issued 36,000 shares of our restricted common stock to a consultant for services rendered.  The shares were valued at $36,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $9,000.

On January 7, 2011, we issued 499,999 shares of our common stock to a foreign institutional investor in exchange for the exercise of warrants at $0.70 per share, or approximately $350,000.

On January 11, 2011, we issued 5,556 shares of our restricted common stock to a consultant for services rendered.  The shares were valued at $5,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $5,000.

On January 14, 2011, we issued 25,000 shares of our restricted common stock to a consultant for services rendered.  The shares were valued at $37,500 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $37,500.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

On February 25, 2011, we issued 471,429 shares of our common stock to one foreign institutional investor pursuant to the subscription agreement dated April 29, 2010 between us and that investor.  Specifically, we issued the investor an additional 471,429 shares of our common stock, which is the difference in the amount of shares that would have been issued to the investor if the price per share for the initial investment would have been $1.05 per share.

On February 28, 2011, we issued 7,136,364 shares of our common stock to institutional investors pursuant to a securities purchase agreement dated February 28, 2011 with certain institutional investors.  The shares were valued at $1.10 per share.  In addition to the shares, we issued the investors five-year warrants to purchase 5,352,273 shares of our common stock at an exercise price of $1.50 per share.

On March 16, 2011, we issued 136,988 shares of our common stock to four consultants pursuant conditional website traffic bonus compensation provisions of the website and domain name acquisition and transfer agreement dated March 12, 2010.  The shares were valued at $200,000 based on the fair value of the shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $200,000.

On March 18, 2011, we authorized the issuance of 12,000 shares of our common stock to a consultant in exchange for services valued at approximately $14,400 based on the fair value of the shares on the date of the consulting agreement. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $14,400.

On April 4, 2011, we authorized the issuance of 5,660 shares of our common stock to a consultant in exchange for services valued at approximately $6,000 based on the fair value of the shares on the date of the consulting agreement. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $6,000.

On April 4, 2011, we authorized the issuance of 27,000 shares of our common stock to a consultant in exchange for services valued at approximately $28,620 based on the fair value of the shares on the date of the consulting agreement.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $28,620.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

On April 15, 2011, we agreed to issue 100,000 shares of our common stock as part of the purchase price for a website and domain name acquisition and transfer agreement with GR8 Media, Inc. pursuant to which we acquired certain websites and domain names, all associated software used in building the websites, along with the associated users lists, databases, add-ons installed with these forums and associated accounts for these websites.  The purchase price was $400,000, consisting of $300,000 payable in cash and 100,000 shares of our common stock payable to GR8 Media, Inc., which was calculated by dividing $100,000 by $1.00, the 15-day volume weighted average price of our common stock as of April 15, 2011.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $100,000.

As of April 30, 2011, we were obligated to issue 24,999 shares of our restricted common stock in connection with certain service agreements with consultants that were fully earned and due on July 12, 2010.  The shares have been issued subsequent to April 30, 2011 and were valued at $30,000 based on the fair value of services received per the agreements.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $18,750, and $11,250 was earned and expensed during the year ended April 30, 2010.

As of April 30, 2011, we were obligated to issue 61,856 shares of our restricted common stock to a consultant for services rendered.  The shares were valued at $60,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $60,000.

As of April 30, 2011, we were obligated to issue 294,120 shares of our restricted common stock to six consultants in connection with certain service agreements related to the Lefora transaction.  The service agreements were for six months and the shares were due and payable at April 30, 2011.  The shares were valued in total at $300,000 based on the 15-day volume weighted average price of our common stock, the 15th day of which was the trading day immediately preceding July 23, 2010 as stated in the agreements.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2011 was $300,000.

During the year ended April 30, 2011 and in connection with our acquisitions during the quarter, we issued 3,529,646 shares of our common stock, valued at approximately $4,200,000 related to the acquisition of Adisn, Inc. and there are 1,092,203 remaining to be issued under the agreement.  In addition, we issued 980,383 of our common stock, valued at approximately $1,000,000 for the purchase of Lefora as previously detailed in Note 2.

During the year ended April 30, 2011, we issued 143,494 shares of our common stock to employees and directors upon exercise of certain vested options.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

10.  STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the year ended April 30, 2011, we issued stock options for 1,825,000 shares of our common stock, exercisable at various dates through March 2015 at fair market value at the date of grant of $0.54 to $1.053 per share to consultants pursuant to the Plan.  The compensation cost for the year ended April 30, 2011 was $614,000, and is included in operating expenses.

For the years ended April 30, 2011 and 2010, we recognized $614,000 and $648,000, respectively, of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants.  These costs were calculated in accordance with ASC 505 and are reflected in operating expenses.

Stock option activity was as follows for the year ended April 30, 2011:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2010	2,955,000	$1.14	1.72	$1,539,348
Granted	1,825,000	1.09	3.82	1,356,500
Forfeited/Expired	(450,000)	1.20	-	(415,383)
Exercised	(651,250)	1.00	-	(513,450)

Outstanding, April 30, 2011	3,678,750	$1.13	2.68	$1,967,015
Exercisable, April 30, 2011	1,054,688	$1.21	1.26	$1,278,144

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

A summary of the status of our unvested shares as of April 30, 2011 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2010	1,803,437	$0.89
Granted	1,825,000	0.74
Vested	(554,375)	0.90
Forfeited/Expired	(450,000)	0.92

Non-vested balance, April 30, 2011	2,624,062	$0.91

As of April 30, 2011, total unrecognized stock-based compensation cost related to unvested stock options was $1,854,948, which is expected to be recognized over a weighted-average period of approximately 2.68 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

Year Ended April 30,
2011

Risk-free interest rate	0.5% to 1.03%
Expected volatility	100.00%
Expected option life (in years)	4.00
Expected dividend yield	0.00

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

11.  PROVISION FOR INCOME TAXES

For the year ended April 30, 2011, we have recognized the minimum amount of franchise tax required under California corporation law of $800.  We are not currently subject to further federal or state tax since we have incurred losses since its inception.

As of April 30, 2011, we had federal and state net operating loss carry forwards of approximately $9,000,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of April 30, 2011, we had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2011
Federal net operating loss (at 34%)	$3,060,000
State net operating loss (at 8.84%)	795,600

3,855,600
Less: valuation allowance	(3,855,600)

Net deferred tax assets	$-

Our valuation allowance increased by approximately $1,713,600 during the year ended April 30, 2011.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

12.   SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated its subsequent events through July 28, 2011, the date these financial statements were issued.

On May 17, 2011 we acquired brand assets from Human Pheromone Sciences, Inc., a company engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones.

On May 20, 2011, we entered into a Website and Domain Name Purchase and Sale Agreement (“PB Purchase Agreement”) with PbNation, LLC (“PbNation”), to acquire the websites and domain names (“Websites”) set forth below:

●	www.pbnation.com
●	www.pbnation.mobi
●	www.pbnation.name
●	www.pbnation.net
●	www.pbnation.org
●	www.pbnation.tv
●	www.paintballnation.com
●	www.paintballnation.org
●	www.pbnation.biz
●	www.pbnation.bz
●	www.pbnation.cc
●	www.pbnation.us
●	www.pbnation.us.com

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011 AND 2010

The PB Purchase Agreement also provides that we acquire all associated software used in building the Websites, along with the associated user lists, databases, add-ons installed with these forums and associated accounts for the Websites.

The total purchase price of the Websites is $3,200,000, consisting of:  (i) $1,400,000 payable in cash; (ii) 1,149,425 shares of our common stock (“Shares Payment”); and (iii) certain additional cash and stock compensation totaling approximately $800,000 based on certain monthly website visitor traffic milestones as specified in the PB Purchase Agreement.  The Shares Payment was calculated by dividing $1,000,000 by $0.87, which is the 10 day volume weighted average price of our common stock as of May 20, 2011.

On June 9, 2011 and pursuant to our merger agreement with Adisn, Inc., we determined that Adisn did not achieve its gross revenue milestone and therefore the Earn-Out Shares were not due to the previous Adisn shareholders.

On June 27, 2011 we acquired the domain name, website, and assets related to Writers.net in exchange for a total purchase price of $100,000 consisting of: (i) $70,000 payable in cash and (ii) $30,000 payable in 37,500 shares of our common stock.  Created in 1994, Writers.net is an Internet directory of writers, editors, publishers and literary agents. The site’s founder, Stephan Spencer, will also join our Advisory Board.

On July 25, 2011, we authorized the issuance of 482,028 shares of our common stock as payment of conditional traffic bonus compensation to the Lefora consultants pursuant to the Service Agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except as specified below.

On January 29, 2010, we dismissed Mendoza Berger & Company, LLP (“Mendoza”)  as our independent public accountant effective on such date. The reports of Mendoza on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged Quintanilla Accountancy Corporation (“Quintanilla”) as our new independent public accountant effective as of January 29, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2011, our internal control over financial reporting is effective based on those criteria.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	40	CEO, President, Secretary, Director and Chairman of the Board
Gaurav Singh	34	Chief Financial Officer
Jonathan R. Dariyanani	40	Director
James A. Sacks	45	Director
Chuck Timpe	64	Director

Sanjay Sabnani. Sanjay Sabnani is our Chairman, Chief Executive Officer, President, and Secretary since April 2, 2008 and became one of our directors shortly thereafter. Mr. Sabnani founded General Mayhem, LLC in May 2004. While building General Mayhem, LLC’s operations and network communities Mr. Sabnani has served senior executive roles in several public companies including: executive vice president, strategic development at Hythiam, Inc. (now Catasys Inc.; NASDAQ:CATS) from April 2004 to December 2007; and president and director at Venture Catalyst, Inc. (NASDAQ:VCAT), from July 1999  to November 2000. Mr. Sabnani assisted in raising over $200 million in public equity financing for these companies, and served as the chief strategist and communicator for these businesses during his tenure with each. In addition, Mr. Sabnani has served as chairman of the board of two distinguished non-profits: Artwallah (arts festival); and TiE SoCal (venture capital networking).Mr. Sabnani was also the founder of a California charity, EndDependence (scholarships for addiction treatment). Mr. Sabnani received his BA in English Literature from UCLA in 1999.  Mr. Sabnani is not an officer or director of any other reporting company.

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

Chuck Timpe. Mr. Timpe has been a member of our Board of Directors since May 2009. Mr. Timpe is a seasoned director and financial executive and has served as a director and chairman of the audit committee since 1998 for IPC The Hospitalist Company (IPCM – NASDAQ) and as an advisor to CrowdGather since October 2008. From June 2003 to November 2008, Mr. Timpe served as the chief financial officer of Hythiam, Inc. (now Catasys Inc.; CATS—NASDAQ). Prior to joining Hythiam, Mr. Timpe was chief financial officer, from its inception in February 1998 to June 2003, of Protocare, Inc., a clinical research and pharmaceutical outsourcing company which merged with Radiant Research, Inc. in March 2003. Previously, he was a principal in two private healthcare management consulting firms he co-founded, chief financial officer of National Pain Institute, treasurer and corporate controller for American Medical International, Inc. (now Tenet Healthcare Corp.; THC—NYSE), and a member of Arthur Andersen, LLP’s healthcare practice, specializing in public company and hospital system audits. Mr. Timpe is currently a business consultant. Mr. Timpe received his B.S. from University of Missouri, School of Business and Public Administration, and is a certified public accountant (inactive).

Term of Office. All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the Board of Directors and, subject to employment agreements, serve at the discretion of the board. Currently, directors receive no cash compensation.

Family Relationships. There is no family relationship between any of our officers or directors.

Involvement in Legal Proceedings. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

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

Board Committees. Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.
Security holders may send communications to our Board of Directors by writing to 20300 Ventura Blvd. Suite 330, Woodland Hills, CA 91364, attention Board of Directors.

Audit Committee and Financial Expert.  On November 19, 2010, we adopted an Audit Committee Charter and appointed Chuck Timpe and James Sacks as members of the Audit Committee. Chuck Timpe is our Audit Committee chairman and financial expert.

Our Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) approving fees for the independent auditor and any outside advisors engaged by the audit committee. The Audit Committee Charter is filed as Exhibit 99.2 to our Report on Form 8-K filed on November 22, 2011.

Code of Ethics.  On November 19, 2010, we adopted a Code of Conduct and Ethics (the “Ethics Code”) that applies to our directors and employees, including our principal executive officer and principal financial and accounting officer, respectively. The Ethics Code is filed as Exhibit 14.1 to our Report on Form 8-K filed on November 22, 2010. A written copy of the Code is available on our website at www.crowdgather.com .

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the year ending April 30, 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani CEO, President, Secretary	2011	163,384	0	0	157,880	0	0	0	325,984
	2010	162,000	0	0	0	0	0	0	162,000
Gaurav Singh, CFO, Treasurer	2011	127,615	0	0	0	0	0	0	127,615
	2010	126,000	0	0	0	0	0	0	126,000

Employment Contracts and Termination of Employment. We do not currently have an employment contract with Sanjay Sabnani, our CEO, President, and Secretary. We have an employment contract with Gaurav Singh, CFO and Treasurer, which provides the following compensation to Mr. Singh in the event of termination of employment (as a result of resignation or retirement):

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

Outstanding Equity Awards at Fiscal Year-end. As of July 26, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Sanjay Sabnani CEO, President, and Secretary	325,000	75,000	400,000	$1.49	06/20/2018	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	25,000	175,000	200,000	$1.16	03/21/2021	0	0	0	0
Gaurav Singh CFO, Treasurer	75,000	75,000	150,000	$1.00	05/09/2018	0	0	0	0
Gaurav Singh CFO, Treasurer	20,625	9,375	30,000	$1.50	11/17/2018	0	0	0	0

On May 9, 2008, the Board of Directors granted 400,000 options with an exercise price of $1.00 per share to Gaurav Singh. On June 20, 2008, the Board of Directors granted 400,000 options with an exercise price of $1.49 per share to Sanjay Sabnani. On November 17, 2008, the Board of Directors granted 30,000 options with an exercise price of $1.50 per share to Gaurav Singh. On March 21, 2011, the Board of Directors granted 200,000 options with an exercise price of $1.16 per share to Sanjay Sabnani.

All of the options specified above vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

There were the following exercises of stock options by our above named executive officers during the year April 30, 2011:

•
On November 26, 2010, Gaurav Singh exercised options to purchase 225,000 shares of common stock at an exercise price $1.00 per share based on a closing price of $1.29, which pursuant to net exercise resulted in an issuance of 50,581 shares of common stock to Mr. Singh.

•
On December 22, 2010, Gaurav Singh exercised options to purchase 25,000 shares of common stock at an exercise price $1.00 per share based on a closing price of $1.44, which pursuant to net exercise resulted in an issuance of 7,639 shares of common stock to Mr. Singh.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2011:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani, director	0	0	0	0	0	0	0
Jonathan Dariyanani director	0	0	172,860	0	0	0	162,600
James Sacks, director	0	0	172,860	0	0	0	162,600
Chuck Timpe, director	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of our shares of common stock beneficially owned as of July 26, 2011 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common stock;
•	each director;
•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” above; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of July 26, 2011 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after July 26, 2011 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of July 26, 2011, there were 58,536,969 shares of common stock issued and outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)

Common Stock	Sanjay Sabnani 20300 Ventura Blvd, Suite 330 Woodland Hills, CA 91364	17,540,750 shares (1) CEO, President, Secretary, Treasurer and director	29.95%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	16,210,550 shares 5% Owner	27.69%
Common Stock	Gaurav Singh c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	303,264 shares (4), CFO	*
Common Stock	Jonathan R. Dariyanani c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	25,000 shares (5), Director	*
Common Stock	James A. Sacks c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	200,000 shares (6), Director	*
Common Stock	Chuck Timpe c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	217,191 shares (7) Director	*
Common Stock	All directors and named executive officers as a group	18,286,205 shares	31.23%
* Denotes less than 1%.

(1) Includes 16,210,550 shares, which are held by Typhoon Capital Consultants, LLC, of which Sanjay Sabnani is the beneficial owner, 70,200 shares, which are held by Sabnani IRA, of which Sanjay Sabnani is the beneficial owner, 350,000 shares of common stock underlying options granted to Mr. Sabnani and 900,000 shares held by Sabnani Children Income Trust, of which Sanjay Sabnani may be deemed to have beneficial ownership due to his spouse's role as sole trustee for this trust. Mr. Sabnani disclaims beneficial ownership of those 900,000 shares, except as to his pecuniary interest therein. Does not include 250,000 shares issuable upon the exercise of options which have been granted but will not vest within 60 days of July 26, 2011.
(2) Sanjay Sabnani holds voting and dispositive power over the shares of Typhoon Capital Consultants, LLC.
(3) Based on 58,536,969 common shares issued as of July 26, 2011.
(4) Includes 200,000 shares of common stock held of record by Gaurav Singh and 95,625 shares of common stock underlying options granted to Mr. Singh. Does not include 84,375 shares issuable upon the exercise of options which have been granted but will not vest within 60 days of July 26, 2011.
(5) Does not include 175,000 shares issuable upon the exercise of options which have been granted but will not vest within 60 days of July 26, 2011.
(6) Includes 175,000 shares of common stock held of record by James A. Sacks and 25,000 shares of common stock underlying options granted to Mr. Sacks.  Does not include 175,000 shares issuable upon the exercise of option which have been granted but will not vest within 60 days of July 26, 2011.
(7) Includes 20,000 shares of common stock held of record by Chuck Timpe and 197,191 shares of common stock underlying options granted to Chuck Timpe. Does not include 137,809 shares issuable upon the exercise of options which have been granted but will not vest within 60 days of July 26, 2011.

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

On October 31, 2010, we issued 314,286 shares of our common stock to one foreign institutional investor pursuant to the anti-dilution provisions of the subscription agreement dated February 3, 2010 between us and that investor.

On February 25, 2011, we issued 471,429 shares of our common stock to one foreign institutional investor pursuant to the anti-dilution provisions of the subscription agreement dated April 29, 2010 between us and that investor.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence.  We believe that Jonathan R. Dariyanani, James A. Sacks and Chuck Timpe are independent members of our Board of Directors using the definition of independence under the rules of the SEC.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $17,450 and $31,320, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2011 and 2010, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2011 and 2010, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,250 and $1,250, respectively.

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

3.1	Articles of Incorporation (2)
3.2	Amended and Restated Articles of Incorporation (3)
3.3	Bylaws of the Company (2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (4)
3.5	Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008 (1)
3.6	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008 (1)
10.1	2008 Stock Option Plan (5)
10.2	Agreement and Plan of Merger with Adisn, Inc. (6)
10.3	Securities Escrow Agreement (6)
10.4	Asset Purchase Agreement and Plan of Reorganization with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.5	Software License Agreement with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.6	Securities Purchase Agreement dated February 28, 2011 (8)
10.7	Engagement Agreement dated February 22, 2011 (8)
10.8	Registration Rights Agreement dated February 28, 2011 (8)
10.9	Form of Warrant (8)
10.10	Stock Cancellation and Stipulation Agreement dated December 9, 2010 (9)
10.11	Website and Domain Name Purchase and Sale Agreement with PbNation, LLC. (10)
14	Code of Ethics (11)
21	Subsidiaries of the Registrant (12)
23.1	Consent of Q Accountancy Corporation*
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) *

Included as exhibit to our Current Report on Form 8-K filed on April 8, 2008.
Included as exhibit to our Registration Statement on Form SB-2 filed on June 20, 2005.
Included as exhibit to our Current Report on Form 8-K filed on October 1, 2008.
Included as exhibit to our Current Report on Form 8-K filed on October 28, 2010.
Included as exhibit to our Current Report on Form 8-K filed on June 24, 2008.
Included as exhibit to our Current Report on Form 8-K filed June 10, 2010.
Included as exhibit to our Current Report on Form 8-K filed July 26, 2010.
Included as exhibit to our Current Report on Form 8-K filed on March 1, 2011.
Included as exhibit to our Registration Statement on Form S-1, Amendment No. 1 filed on May 5, 2011
Included as exhibit to our Current Report on Form 8-K filed May 25, 2011.
Included as exhibit to our Current Report on Form 8-K filed on November 22, 2010.
Included as exhibit to our Current Report on Form 8-K filed July 7, 2010.
Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc. a Nevada corporation

July 28, 2011	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

July 28, 2011	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Sanjay Sabnani	July 28, 2011
Sanjay Sabnani
Its:	CEO, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Jonathan Dariyanani	July 28, 2011
Jonathan Dariyanani
Its:	director

By:	/s/ James Sacks	July 28, 2011
James Sacks
Its	director

By:	/s/ Chuck Timpe	July 28, 2011
Chuck Timpe
Its:	director