Form 10-Q
period 2011-07-31
CrowdGather, Inc.
filed 2011-09-13
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes   ☒ No

As of September 12, 2011, there were 59,137,721 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWDGATHER, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2011 (Unaudited)	April 30, 2011
ASSETS
Current assets
Cash	$4,457,449	$6,667,901
Accounts receivable	30,678	243,917
Prepaid expenses and deposits	148,150	49,729

Total current assets	4,636,277	6,961,547

Property and equipment, net of accumulated depreciation of $163,474 and $140,804, respectively	163,386	172,751

Intangible and other assets, net of accumulated amortization of $38,675 and $30,940, respectively	8,829,477	5,811,707
Goodwill	4,360,176	4,360,176

Total assets	$17,989,316	$17,306,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,151	$82,805
Accrued vacation	10,518	13,111
Other accrued liabilities	176,493	30,617

Total current liabilities	236,162	126,533

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,476,969 and 57,089,408 issued and outstanding, respectively	58,477	57,089
Common stock obligation	3,484,322	3,784,322
Additional paid-in capital	24,175,950	22,432,597
Accumulated deficit	(9,965,595)	(9,094,360)

Total stockholders’ equity	17,753,154	17,179,648

Total liabilities and stockholders’ equity	$17,989,316	$17,306,181

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

Revenue	$334,036	$330,079

Cost of revenue	108,740	148,729

Gross profit	225,296	181,350

Operating expenses
Payroll and related expenses	357,074	210,958
General and administrative	742,250	653,913
Total operating expenses	1,099,324	864,871

Loss from operations	(874,028)	(683,521)

Other income (expense):
Interest income	3,593	-
Interest expense	-	(4,404)
Gain (loss) on settlement of debt	-	73,628
Other income (expense), net	3,593	69,224

Net loss before provision for income taxes	(870,435)	(614,297)

Provision for income taxes	800	1,600

Net loss	$(871,235)	$(615,897)

Weighted average shares outstanding- basic and diluted	58,254,815	41,818,479

Net loss per share – basic and diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(871,235)	$(615,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization
Stock-based compensation	30,405	20,385
Stock issued for services	150,000	167,000
Changes in operating assets and liabilities:	30,779	96,267
Accounts receivable
Prepaid expenses and deposits	213,239	-
Accounts payable and accrued liabilities	16,000	6,868
	109,629	(69,023)

Net cash used in operating activities	(321,183)	(418,426)

Cash flows from investing activities:
Purchase of property and equipment	(13,305)	(3,885)
Purchase of intangible assets	(1,875,964)	(51,391)

Net cash used in investing activities	(1,889,269)	(55,276)

Net decrease in cash	(2,210,452)	(473,702)
Cash, beginning of period	6,667,901	589,408
Cash, end of period	$4,457,449	$115,706

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$1,600
Non-cash transactions:
Issuance of common stock for acquisitions	$1,149,541	$4,600,000
Stock issuance obligation	$300,000	-
Stock-based compensation	$150,000	$167,000
Stock issued for services	$30,779	$96,267
Stock issued for prepaid expenses	$114,421	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
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

The accompanying condensed consolidated financial statements include our activities and our wholly-owned subsidiary, Adisn, Inc. from the date of acquisition June 9, 2010 through July 31, 2011.  All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2011, included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, we consider all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)
Accounts Receivable

We are subject to credit risk as we extend credit to our customers, mostly on an unsecured basis after performing certain credit analysis.  We estimate and provide for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on historical collection experience and our assessment of the current status of individual accounts.  At July 31, 2011, we considered all outstanding receivables fully collectible.

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

Identifiable Intangible Assets

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 350, Intangibles – Goodwill and Other (ASC 350), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists.  As required by ASC 350, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and accordingly record the loss.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)
Income Taxes

We account for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Basic and Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of July 31, 2011 we had vested stock options that could be converted into 1,064,125 shares of our common stock and 433,334 warrants that could be converted into 500,000 shares of our common stock.  These potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

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
JULY 31, 2011
(UNAUDITED)

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

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our condensed consolidated financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

2.	ASSET ACQUISITIONS

On May 17, 2011 we acquired for $99,900 certain brand assets and stock from Human Pheromone Sciences, Inc., a company engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones.

On May 20, 2011, we entered into a Website and Domain Name Purchase and Sale Agreement (“PbNation Purchase Agreement”) with PbNation, LLC (“PbNation”), to acquire the websites and domain names (“Websites”) set forth below:

●	www.pbnation.com
●	www.pbnation.mobi
●	www.pbnation.name
●	www.pbnation.net
●	www.pbnation.org
●	www.pbnation.tv
●	www.paintballnation.com
●	www.paintballnation.org
●	www.pbnation.biz
●	www.pbnation.bz
●	www.pbnation.cc
●	www.pbnation.us
●	www.pbnation.us.com

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

The PB Purchase Agreement also provides that we acquire all associated software used in building the Websites, along with the associated user lists, databases, add-ons installed with these forums and associated accounts for the Websites.

The total purchase price of the Websites was $3,200,000, consisting of:  (i) $1,400,000 payable in cash; (ii) $1,000,000 payable in 1,149,425 shares of our $.001 par value common stock (“Shares Payment”); and (iii) certain additional cash and stock compensation totaling approximately $800,000 based on certain monthly website visitor traffic milestones as specified in the PB Purchase Agreement.  The Shares Payment was calculated by dividing $1,000,000 by $0.87, which is the 10 day volume weighted average price of our common stock as of May 20, 2011.  During the three months ended July 31, 2011, we paid $300,000 of additional cash consideration for the traffic milestones reached related to the acquisition of the Websites.

Also, on May 20, 2011 we issued 117,647 shares of our $.001 par value common stock valued at $100,000 for the remaining amount due in connection with our acquisition of Pocketables.com

On June 27, 2011 we acquired the domain name, website, and assets related to Writers.net in exchange for a total purchase price of $100,000 consisting of: (i) $70,000 payable in cash and (ii) $30,000 payable in 37,500 shares of our $.001 par value common stock.  Created in 1994, Writers.net is an Internet directory of writers, editors, publishers and literary agents. The site’s founder, Stephan Spencer, will also join our Advisory Board.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,	April 30,
	2011	2011

Furniture, fixtures and office equipment	$30,919	$17,614
Computers, servers and equipment	295,941	295,941
	326,860	313,555
Less: accumulated depreciation	(163,474)	(140,804)

	$163,386	$172,751

Depreciation expense was $22,670 for the three months ended July 31, 2011.

4.	CONCENTRATIONS OF CREDIT RISK

As of July 31, 2011, two customers accounted for 100% of our outstanding receivables.  In addition, two customers accounted for approximately 63% of our sales for the period ended July 31, 2011.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

5.     INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $1,909,964 and stock valued at $1,149,541 during the three months ended July 31, 2011 as detailed in Note 2.  Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.  We account for the intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of July 31, 2011, we recorded $38,675 of amortization associated with its definite lived intangibles.  Intangibles consist of the following:

		July 31,	April 30,
	Est. Life	2011	2011

Online forums and related websites	Indefinite	$6,322,152	$3,262,647
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and tradenames	10 years	190,000	190,000
Customer lists	3 years	140,000	140,000
		8,902,152	5,842,647
Less: accumulated amortization		(38,675)	(30,940)

		$8,863,477	$5,811,707

As of July 31, 2011, there was no impairment of intangible assets.

6.    GOODWILL

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

As of July 31, 2011, we determined that the fair value of the goodwill we recorded in connection with our acquisition of Adisn in the amount of $4,360,176 exceeded its carrying value and therefore goodwill was not impaired.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

7.    COMMON STOCK

On May 1, 2011, we issued 60,000 shares of restricted common stock to a consultant for a six month service contract.  The shares were valued at $61,200 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2011 was $30,600 with the remaining $30,600 to be amortized over the remaining life of the contract.

On May 20, 2011, we issued 1,149,425 shares of restricted common stock in connection with our purchase of intangible assets pursuant to the PbNation Purchase Agreement valued at $1,000,000.

Also, on May 20, 2011, we issued 117,647 shares of restricted common stock in connection with our purchase of intangible assets of Pocketables.com valued at $100,000.

On May 26, 2011, we issued 22,989 shares of restricted common stock in connection with the PbNation Purchase Agreement valued at $19,541.

On June 24, 2011, we issued 37,500 shares of restricted common stock in connection with our purchase of intangible assets of Writers.net valued at $30,000.

On July 21, 2011, we issued 178,724 shares of restricted common stock to a consultant for a twelve month service contract.  The shares were valued at $84,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2011 was $2,333 with the remaining $81,667 to be amortized over the remaining life of the contract.

On July 23, 2011, we issued 482,029 shares of restricted common stock in connection with certain service agreements of our Lefora acquisition in the prior year that was previously accrued and recorded as a common stock issuance obligation.  The shares have a total value of $300,000.

8.    STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the "Plan"). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the three months ended July 31, 2011, we issued stock options for 50,000 shares of our common stock, exercisable at various dates through May 2016 at fair market value at the date of grant of $0.85 per share to consultants pursuant to the Plan.

For the three months ended July 31, 2011, we recognized $150,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants.  These costs were calculated in accordance with ASC 505 and are reflected in operating expenses for the period.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

Stock option activity was as follows for the three months ended July 31, 2011:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2011	3,678,750	$1.13	2.68	$1,967,015
Granted	50,000	0.85	5.00	45,500
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, July 31, 2011	3,728,750	$1.36	2.21	$2,012,515
Exercisable, July 31, 2011	1,193,188	$1.21	1.52	$1,402,794

A summary of the status of our unvested shares as of July 31, 2011 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2011	2,624,062	$1,13
Granted	50,000	0.85
Vested	(138,500)	0.91
Forfeited/Expired	-	-

Non-vested balance, July 31, 2011	2,535,562	$1.13

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(UNAUDITED)

As of July 31, 2011, total unrecognized stock-based compensation cost related to unvested stock options was $1,747,448, which is expected to be recognized over a weighted-average period of approximately 2.21 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

July 31, 2011

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

9.    PROVISION FOR INCOME TAXES

For the three months ended July 31, 2011, we have recognized the minimum amount of franchise tax required under California corporation law of $800.  We are not currently subject to further federal or state tax since it has incurred losses since its inception.

As of July 31, 2011, we had federal and state net operating loss carry forwards of approximately $9,800,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of July 31, 2011, we had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2011
Federal net operating loss (at 34%)	$3,332,000
State net operating loss (at 8.84%)	866,320

4,198,320
Less: valuation allowance	(4,198,320)

Net deferred tax assets	$-

Our valuation allowance increased by $342,720 during the three months ended July 31, 2011.

10.  SUBSEQUENT EVENTS

On September 7, 2011, we purchased certain websites, domain names and related assets from Inform Technologies, Inc. for $575,000.  In connection with our purchase, we entered into a consulting agreement that requires us to pay an additional $3,333 per month for three (3) months and other contingent consideration of up to $165,000 if certain conditions are met following the term of the consulting agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended July 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended July 31, 2011, together with notes thereto, which are included in this report.

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

Part of our growth strategy includes identifying and acquiring web properties. In the last year we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 80 properties and 461 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

Human Phermone Sciences, Inc.  On May 17, 2011, we acquired certain brand assets and stock from Human Pheromone Sciences, Inc., a company engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones.

PB Nation. On May 20, 2011, we acquired the domain name, website, and assets related to PbNation.com, one of the largest online paintball communities.  In the same transaction, we also acquired all associated software used in building PbNation.com’s websites, along with the associated user lists, databases, add-ons installed with these forums, and associated accounts for the websites.

Writers.net. On June 24, 2011, we acquired the domain name, website, and assets related to Writers.net, an internet directory of writers, editors, publishers and literary agents.

Yuku.com. On September 7, 2011, we acquired the domain names, websites, and assets related to Yuku.com, one of the largest free forum hosting platforms.

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences. We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.

Based upon current statistics from Google analytics, our network of forums is generating approximately 230 to 235 million monthly page views and 20 to 23 million monthly unique visitors.

Additionally, approximately 16 million users have registered on our network sites to date with 28 million total discussions comprising over 350 million individual replies. While we provide summary statistics in order to provide an indication of the scale of our properties and the growth of our network, the most important determinant of value from a business perspective is the combination of our ability to generate and increase the revenues we receive as measured per thousand page views (RPM). We will from time to time engage in pruning our sites of inactive accounts and even sometimes removing old hosted forums that are no longer populated or active. These activities can result in reductions of registered users, discussions, and posts hopefully without reducing the average RPM's and total revenues generated by our properties.

Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

For the three months ended July 31, 2011, as compared to the three months ended July 31, 2010.

Results of Operations

Revenues. We realized revenues of $334,036 for the three months ended July 31, 2011, as compared to revenues of $330,079 for the three months ended July 31, 2010.

Our cost of revenue for the three months ended July 31, 2011 was $108,740, as compared to cost of revenue of $148,729 for the three months ended July 31, 2010. The cost of revenue for three months ended July 31, 2011 was directly related to the acquisition of Adisn and its revenue model which requires that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.

Our gross profit for the three months ended July 31, 2011, was $225,296, as compared to gross profit of $181,350 for the three months ended July 31, 2010. The increase in gross profit was directly related to the increase in advertising related revenue described above.

Both fiscal quarters include revenue and cost of revenue from the Adisn ad agency model, which required that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.  The first quarter of fiscal 2012 is the last quarter we will be recognizing revenue from the Adisn ad agency business.  Due to the variability of costs within the ad agency revenue model, the lower margin Adisn revenue is being replaced ongoing by higher margin revenue from ads placed throughout our network of forum properties.  Additionally, we hope to deploy our ad server technology in the coming months across our hosted forms, which will enable us to generate revenues from what we believe is currently a minimally monetized component of our business.

Operating Expenses. For the three months ended July 31, 2011, our operating expenses were $1,099,324, as compared to total operating expenses of $864,871 for the three months ended July 31, 2010.  The increase between the comparable periods is primarily due to an increase in payroll and related expenses from hiring new personnel to achieve strategic objectives, which increased from $210,958 for the three months ended July 31, 2010 to $357,074 for the three months ended July 31, 2011.  We also had an increase in general and administrative expenses, which increased from $653,913 for the three months ended July 31, 2010 to $742,250 for the three months ended July 31, 2011 as a result of our recent acquisitions and the corresponding expansion of our operations.

In addition, and as a result of our recent capital raise in March 2011, we anticipate we will make acquisitions of additional web properties, which will result in our future monthly operating expenses in 2011 increasing from our current expense levels due to integration of the related online assets.  Also, we may incur other costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Our loss from operations for the three months ended July 31, 2011 was $874,028, as compared our loss from operations of $683,521 for the three months ended July 31, 2010.

Other Income. For the three months ended July 31, 2011, we had other income of $3,593 consisting solely of interest income.  By comparison, for the three months ended July 31, 2010, we had other income of $69,224, consisting of interest expense of $4,404 and a gain on the settlement of debt of $73,628.

Net Loss.   For the three months ended July 31, 2011, our net loss was $871,235, as compared to a net loss of $615,897 for the three months ended on July 31, 2010.

Liquidity and Capital Resources. Our total assets were $17,989,316 as of July 31, 2011, which consisted of cash of $4,457,449, accounts receivable of $30,678, prepaid expenses and deposits of $148,150, property and equipment with a net value of $163,386, intangible and other assets of $8,829,477, represented by our domain names and other intellectual property owned, and goodwill related to our acquisition of Adisn of $4,360,176.

On May 1, 2011, we issued 60,000 shares of restricted common stock to a consultant for a six month service contract.  The shares were valued at $61,200 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2011 was $30,600 with the remaining $30,600 to be amortized over the remaining life of the contract.

On May 20, 2011, we issued 1,149,425 shares of restricted common stock in connection with our purchase of intangible assets pursuant to the PB Nation Agreement valued at $1,000,000, or $0.87 per share.

On May 20, 2011, we issued 117,647 shares of restricted common stock in connection with our purchase of intangible assets of Pocketables.com valued at $100,000, or $0.85 per share.

On May 26, 2011, we issued 22,989 shares of restricted common stock to a consultant in exchange for services provided in connection with our acquisition of PbNation.com. Those services were valued at $19,541, or $0.85 per share.

On June 24, 2011, we issued 37,500 shares of restricted common stock in connection with our purchase of intangible assets of Writers.net valued at $30,000, or $0.85 per share.

On July 21, 2011, we issued 178,724 shares of restricted common stock to a consultant for a twelve month service contract.  The shares were valued at $84,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2011 was $2,333 with the remaining $81,667 to be amortized over the remaining life of the contract.

On July 23, 2011, we issued 482,029 shares of restricted common stock in connection with certain service agreements of our Lefora acquisition in the prior year that was previously accrued and recorded as a common stock issuance obligation.  The shares have a total value of $300,000, or $0.62 per share.

Our current liabilities as of July 31, 2011 totaled $236,162, consisting of accounts payable of $49,151, accrued vacation of $10,518, and other accrued liabilities of $176,493. We had no other liabilities and no long-term commitments or contingencies at July 31, 2011.

As of July 31, 2011, we had cash of $4,457,449. As discussed below, we received $7,850,000 in proceeds from sales of our common stock in March 2011.  We estimate that our cash on hand will be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.  Based on our projections for fiscal year 2012 and our pipeline of acquisition targets, we believe we have sufficient capital to achieve cash flow break even without having to seek additional funds and investment.

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum advertising server. We expect to invest under $50,000 for research and development over the next twelve months.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at July 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2011, we issued 60,000 shares of restricted common stock to a consultant for a six month service contract.  The shares were valued at $61,200 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2011 was $30,600 with the remaining $30,600 to be amortized over the remaining life of the contract.

On May 20, 2011, we issued 117,647 shares of restricted common stock in connection with our purchase of intangible assets of Pocketables.com valued at $100,000, or $0.85 per share.

On May 26, 2011, we issued 22,989 shares of restricted common stock to a consultant in exchange for services provided in connection with our acquisition of PbNation.com. Those services were valued at $19,541, or $0.85 per share.

On June 24, 2011, we issued 37,500 shares of restricted common stock in connection with our purchase of intangible assets of Writers.net valued at $30,000, or $0.85 per share.

On July 21, 2011, we issued 178,724 shares of restricted common stock to a consultant for a twelve month service contract.  The shares were valued at $84,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2011 was $2,333 with the remaining $81,667 to be amortized over the remaining life of the contract.

On July 23, 2011, we issued 482,029 shares of restricted common stock in connection with certain service agreements of our Lefora acquisition in the prior year that was previously accrued and recorded as a common stock issuance obligation.  The shares have a total value of $300,000, or $0.62 per share.

All of the above shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and/or Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

On September 13, 2011, we issued a press release announcing our financial results for the first quarter ended July 31, 2011.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-Q and incorporated by reference herein.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated September 13, 2011
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

September 13, 2011	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

September 13, 2011	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)