Form 10-Q
period 2011-10-31
CrowdGather, Inc.
filed 2011-12-14
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

As of December 14, 2011, there were 58,148,943 shares of the issuer’s $.001 par value common stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CROWDGATHER, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2011 (Unaudited)	April 30, 2011
ASSETS
Current assets
Cash	$3,120,982	$6,667,901
Accounts receivable	25,701	243,917
Inventory	18,490	-
Prepaid expenses and deposits	128,555	49,729

Total current assets	3,293,728	6,961,547

Property and equipment, net of accumulated depreciation of $189,024 and $140,804, respectively	177,121	172,751

Intangible and other assets, net of accumulated amortization of $46,410 and $30,940, respectively	9,500,272	5,811,707
Goodwill	4,360,176	4,360,176

Total assets	$17,331,297	$17,306,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,383	$82,805
Accrued vacation	22,211	13,111
Other accrued liabilities	41,983	30,617

Total current liabilities	75,577	126,533

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,068,785 and 57,089,408 issued and outstanding, respectively	58,069	57,089
Common stock obligation	1,084,600	3,784,322
Additional paid-in capital	26,836,379	22,432,597
Accumulated deficit	(10,723,328)	(9,094,360)

Total stockholders’ equity	17,255,720	17,179,648

Total liabilities and stockholders’ equity	$17,331,297	$17,306,181

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010

Revenue	$468,296	$462,925	$802,332	$793,004

Cost of revenue	-	177,991	108,740	326,720

Gross profit	468,296	284,934	693,592	466,284

Operating expenses
Payroll and related expenses	403,306	221,446	760,380	432,404
General and administrative	824,895	774,760	1,567,145	1,381,317
Total operating expenses	1,228,201	996,206	2,327,525	1,813,721

Loss from operations	(759,905)	(711,272)	(1,633,933)	(1,347,437)

Other income, net	2,172	-	5,765	21,068

Net loss before provision for income taxes	(757,733)	(711,272)	(1,628,168)	(1,326,369)

Provision for income taxes	-	-	800	800

Net loss	$(757,733)	$(711,272)	$(1,628,968)	$(1,327,169)

Weighted average shares outstanding- basic and diluted	58,735,772	43,540,220	58,484,532	43,446,664

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,628,968)	$(1,327,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,690	42,097
Stock-based compensation	405,600	322,000
Stock issued for services	103,533	404,100
Changes in operating assets and liabilities:
Accounts receivable	218,216	37,405
Inventory	(18,490)	-
Prepaid expenses and deposits	(32,459)	1,734
Accounts payable and accrued liabilities	(50,957)	(78,668)

Net cash used in operating activities	(939,835)	(598,501)

Cash flows from investing activities:
Purchase of property and equipment	(52,590)	(10,341)
Purchase of intangible assets	(2,554,494)	(57,392)
Acquisitions, net of cash	-	(16,107)

Net cash used in investing activities	(2,607,084)	(83,840)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	-	1,300,000
Proceeds from the issuance of common stock, net of expenses	-	90,363

Net cash provided by financing activities	-	1,390,363

Net increase (decrease) in cash	(3,546,919)	708,022
Cash, beginning of period	6,667,901	589,408
Cash, end of period	$3,120,982	$1,297,430

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$1,600
Non-cash transactions:
Issuance of common stock for acquisitions	$1,149,541	$4,600,000
Stock issuance obligation	$2,699,722	3,679,322
Stock-based compensation	$405,600	$322,000
Stock issued for services	$103,533	$404,100
Stock issued for prepaid expenses	$46,367	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
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

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2011, included in our annual report on Form 10-K.

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

Identifiable Intangible Assets

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 350, Intangibles – Goodwill and Other (ASC 350), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists.  As required by ASC 350, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons.  If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and accordingly record the loss.

Intangible assets that are determined to have definite lives are amortized over the shorter of their legal lives or their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC 360, Property, Plant and Equipment discussed below.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFIANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

We currently work with third-party advertising networks and advertisers pay for advertising on a cost per thousand views, cost per click or cost per action basis.   All sales are recorded in accordance with ASC 605, Revenue Recognition.  Revenue is recognized when all the criteria have been met:

●	When persuasive evidence of an arrangement exists.
●	The services have been provided to the customer.
●	The fee is fixed or determinable.
●	Collectability is reasonably assured.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

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

The total purchase price of the Websites was $3,200,000, consisting of:  (i) $1,400,000 payable in cash; (ii) $1,000,000 payable in 1,149,425 shares of our $.001 par value common stock (“Shares Payment”); and (iii) certain additional cash and stock compensation totaling approximately $800,000 based on certain monthly website visitor traffic milestones as specified in the PB Purchase Agreement.  The Shares Payment was calculated by dividing $1,000,000 by $0.87, which was the 10 day volume weighted average price of our common stock as of May 20, 2011.  During the six months ended October 31, 2011, we paid $300,000 of additional cash consideration for the traffic milestones reached related to the acquisition of the Websites.

Also, on May 20, 2011 we issued 117,647 shares of our $.001 par value common stock valued at $100,000 for the remaining amount due in connection with our acquisition of Pocketables.com.

On June 27, 2011 we acquired the domain name, website, and assets related to Writers.net in exchange for a total purchase price of $100,000 consisting of: (i) $70,000 payable in cash and (ii) $30,000 payable in 37,500 shares of our $.001 par value common stock.  Writers.net is an Internet directory of writers, editors, publishers and literary agents. The site’s founder, Stephan Spencer, joined our Advisory Board.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

3.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31,	April 30,
	2011	2011

Furniture, fixtures and office equipment	$30,919	$17,614
Computers, servers and equipment	335,226	295,941
	366,145	313,555
Less: accumulated depreciation	(189,024)	(140,804)

	$177,121	$172,751

Depreciation expense was $48,220 for the six months ended October 31, 2011.

4.    CONCENTRATIONS OF CREDIT RISK

As of October 31, 2011, two customers accounted for 100% of our outstanding receivables.  In addition, two customers accounted for approximately 63% of our sales for the period ended October 31, 2011.

5.    INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $2,554,494 and stock valued at $1,149,541 during the six months ended October 31, 2011 as detailed in Note 2.  Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.  We account for the intangible assets at cost.  Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition.  As of October 31, 2011, we recorded $46,410 of amortization associated with its definite lived intangibles.  Intangibles consist of the following:

		October 31,	April 30,
	Est. Life	2011	2011

Online forums and related websites	Indefinite	$6,966,682	$3,262,647
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	190,000	190,000
Customer lists	3 years	140,000	140,000
		9,546,682	5,842,647
Less: accumulated amortization		(46,410)	(30,940)

		$9,500,272	$5,811,707

As of October 31, 2011, we determined that the fair value of our intangible assets exceeded their carrying amounts and therefore our intangible assets were not impaired.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)
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

As of October 31, 2011, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

7.    COMMON STOCK

On May 1, 2011, we issued 60,000 shares of restricted common stock to a consultant for a six month service contract.  The shares were valued at $61,200 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2011 was $61,200.

On May 20, 2011, we issued 1,149,425 shares of restricted common stock in connection with our purchase of intangible assets pursuant to the PB Nation Agreement valued at $1,000,000.

Also, on May 20, 2011, we issued 117,647 shares of restricted common stock in connection with our purchase of intangible assets of Pocketables.com valued at $100,000.

On May 26, 2011, we issued 22,989 shares of restricted common stock in connection with a forum purchased valued at $19,541.

On June 24, 2011, we issued 37,500 shares of restricted common stock in connection with our purchase of intangible assets of Writers.net valued at $30,000.

On July 21, 2011, we issued 178,724 shares of restricted common stock to a consultant for a twelve month service contract.  The shares were valued at $84,000 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2011 was $23,333 with the remaining $60,667 to be amortized over the remaining life of the contract.

On July 23, 2011, we issued 482,029 shares of restricted common stock for certain service agreements in connection with our Lefora acquisition in the prior year that was previously accrued and recorded as a common stock issuance obligation.  The shares have a total value of $300,000.

On September 21, 2011, we issued the final allotment of 759,304 shares of our common stock to the Adisn, Inc. shareholders in connection with our acquisition of Adisn, Inc. in July 2010.  The remaining 1,089,436 shares of our common stock that were held per the acquisition escrow instructions were returned to us and immediately cancelled.  As such, our common stock obligation decreased by $1,299,722.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

7.    COMMON STOCK (Continued)

On October 1, 2011, we entered into an agreement for consulting services with a term of six months.  This agreement calls for a monthly fee of $6,500 and the issuance of 60,000 warrants to purchase our common stock $0.26 per share.  The warrants vest over the six month term at 10,000 warrants per month, expire in three years and have a cashless exercise provision.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2011 was $2,600 with the remaining $13,000 to be amortized over the remaining life of the contract.

On October 4, 2011, we entered into an agreement for consulting services with a term of three months.  This agreement calls for monthly cash compensation of $2,000 and monthly stock compensation of $1,000.  We recorded the 12,000 shares of our common stock as a common stock issuance obligation, valued at $3,000 per the agreement. The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2011 was $1,000 with the remaining $2,000 to be amortized over the remaining life of the contract.

8.    STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the "Plan"). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the six months ended October 31, 2011, we issued stock options for 1,131,000 shares of our common stock, exercisable at various dates through May 2016 at fair market value at the date of grant of $0.26 to $0.85 per share to recipients pursuant to the Plan.

For the six months ended October 31, 2011, we recognized $390,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the six months ended October 31, 2011:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2011	3,678,750	$1.13	4.50	$3,616,656
Granted	1,181,000	0.37	9.77	461,843
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, October 31, 2011	4,759,750	$1.02	9.07	$4,078,499
Exercisable, October 31, 2011	1,598,750	$1.18	7.16	$1,884,141

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

8.    STOCK OPTION (Continued)

A summary of the status of our unvested shares as of October 31, 2011 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2011	2,624,062	$1.13
Granted	1,081,000	0.65
Vested	(524,061)	0.83
Forfeited/Expired	-	-

Non-vested balance, October 31, 2011	3,181,001	$0.66

As of October 31, 2011, total unrecognized stock-based compensation cost related to unvested stock options was $1,892,728, which is expected to be recognized over a weighted-average period of approximately 2.49 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

October 31, 2011

Risk-free interest rate	0.78% to 1.32%
Expected volatility	100.00%
Expected option life (in years)	4.00
Expected dividend yield	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

 9.   401(k) PLAN

On September 27, 2011, our board of directors approved a 401(k) retirement plan for our employees.  We currently do not provide a matching provision for employees who elect to participate.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(UNAUDITED)

10.         PROVISION FOR INCOME TAXES

For the six months ended October 31, 2011, we have recognized the minimum amount of franchise tax required under California corporation law of $800.  We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of October 31, 2011, we had federal and state net operating loss carry forwards of approximately $10,750,000 which can be used to offset future federal income tax.  The federal and state net operating loss carry forwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of October 31, 2011, we had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2011
Federal net operating loss (at 34%)	$3,655,000
State net operating loss (at 8.84%)	950,300

4,605,300
Less: valuation allowance	(4,605,300)

Net deferred tax assets	$-

Our valuation allowance increased by $406,980 during the six months ended October 31, 2011.

11.         SUBSEQUENT EVENTS

On November 4, 2011, we entered into an agreement with a consultant whereby the consultant will provide certain website services to us for a term of twelve months in exchange for cash compensation of $4,000 per month and stock compensation of $12,000 payable in shares of our $.001 par value common stock calculated at the closing price of our common stock on the effective date of the agreement.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended October 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended October 31, 2011, together with notes thereto, which are included in this report.

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

Our network is comprised of two components: branded forum communities and third-party hosted communities that are built on one of our forum hosting platforms. The branded communities, such as pbnation.com and rapmusic.com are wholly owned by us and we monetize them through a combination of text and display ads. The third-party hosted communities, which comprise the majority of our revenues, traffic, and page views, are sites built upon our leading forum hosting platforms – Yuku.com, Freeforums.org, forumer.com and Lefora.com. On these sites we monetize the web traffic through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support, and hosting. In some instances, we may derive subscription revenues in lieu of advertising revenues because the creator of the site has decided to pay us a monthly fee in exchange for providing an ad free experience for their members. Our goal is to ultimately build an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Part of our growth strategy includes identifying and acquiring web properties and developing our ad server technology. In the last year we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 81 properties and 599 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. Additionally, we believe the improved monetization of the forum revenue stream from the increased premium ad inventory and the utilization of our integrated ad server in the coming months will help contribute to our long term viability. We hope to deploy our ad server technology in the coming months across our hosted forms, which will enable us to generate revenues from what we believe is currently a minimally monetized component of our business.

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences. We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.

Our primary objective is to maximize the monetization of our page views and user actions across our network of forum properties, with a primary focus on U.S. and Western traffic that can earn more lucrative ad payouts.   Among other considerations, defining potential monetization typically includes the review of traffic analytics.  Historically, we have reported ranges of monthly page views and monthly unique visitors as of a given point in time.   However, when we purchase a site, the seller may not have analytics tags installed to properly gauge traffic and occasionally we must install the analytics tags in order to define and then estimate key traffic statistics.  Combined with our ongoing efforts to create premium ad inventory by removing inactive sites, and pruning other sites to remove content that violates our advertising partners terms of service agreements and international content that is not easily monetized, the use of the estimates can contribute to quarter over quarter variances in traffic analytics.  We will from time to time continue to engage in pruning our sites to remove inactive accounts, and other content where monetization is not feasible.  These activities can contribute to creating an improved ad network capable of earning higher ad rates, but they can also result in reductions of page views, unique visitors, registered users, discussions and posts.  Although we will continue to report traffic analytics such as monthly page views and monthly unique visitors because they are useful indicators, a more important determinant of value from a business perspective is our ability to generate and increase the revenues we receive from higher ad rates since not all traffic can be efficiently monetized.

Based upon current statistics from Google analytics, our network of forums is generating approximately 220 to 225 million monthly page views and 16 to 18 million monthly unique visitors. Additionally, approximately 16 million users have registered on our network sites to date with 28 million total discussions comprising over 350 million individual replies. Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

For the three months ended October 31, 2011, as compared to the three months ended October 31, 2010.

Results of Operations

Revenues. We realized revenues of $468,296 for the three months ended October 31, 2011, as compared to revenues of $462,925 for the three months ended October 31, 2010.

Our cost of revenue for the three months ended October 31, 2011 was $0, as compared to cost of revenue of $177,991 for the three months ended October 31, 2010. The decrease in cost of revenue was directly related to revising Adisn’s revenue model, which previously required us to purchase ad inventory in order to deliver advertising campaigns on behalf of direct advertisers and their agencies, and updating the model with significantly higher margin advertising revenue from ads placed throughout our network of forum properties.

Our gross profit for the three months ended October 31, 2011 was $468,296, as compared to gross profit of $284,934 for the three months ended October 31, 2010.  The increase in gross profit was directly related to decreased cost of revenue as described in the preceding paragraph.

During the three months ended October 31, 2010, we included revenue and cost of revenue from the Adisn ad agency model, which required that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.  During the three months ended October 31, 2011, we no longer had cost of revenue from the Adisn ad agency campaigns.  The variability of costs associated with the lower margin Adisn ad agency revenue model has been replaced by higher margin revenue from ads placed throughout our network of forum properties.

During fiscal 2011, Adisn accounted for over 50% of our revenue. However, subsequent to the successful completion of a financing in March 2011, we focused primarily on our core business of monetizing forums, which has resulted in higher gross profit along with increasing revenues.  Our first and second quarters of fiscal 2012 revenue appear static when compared to same quarters of fiscal 2011, but we believe the shifting revenue composition from the low margin Adisn model to our core forum business is significant due to the higher margins of our ad revenue.

Operating Expenses. For the three months ended October 31, 2011, our total operating expenses were $1,228,201, as compared to total operating expenses of $996,206 for the three months ended October 31, 2010.  The increase between the comparable periods is primarily due to an increase of $181,860 in payroll and related expenses from hiring new personnel to achieve strategic objectives, which increased from $221,446 for the three months ended October 31, 2010 to $403,306 for the three months ended October 31, 2011.  We also had an increase in general and administrative expenses, which increased $50,135 from $774,760 for the three months ended October 31, 2010 to $824,895 for the three months ended October 31, 2011 as a result of our recent acquisitions and the corresponding expansion of our operations.

In addition, and as a result of our capital raise in March 2011, we anticipate we will make acquisitions of additional web properties, which will result in our future monthly operating expenses in 2012 increasing from our current expense levels due to integration of the related online assets.  Also, we may incur other costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Our loss from operations for the three months ended October 31, 2011 was $759,905, as compared our loss from operations of $711,272 for the three months ended October 31, 2010.

Other Income. For the three months ended October 31, 2011, we had other income of $2,172 consisting solely of interest income.  By comparison, for the three months ended October 31, 2010, we had no other income or expense.

Net Loss.   For the three months ended October 31, 2011, our net loss was $757,733, as compared to a net loss of $771,272 for the three months ended on October 31, 2010.

For the six months ended October 31, 2011, as compared to the six months ended October 31, 2010.

Results of Operations

Revenues. We realized revenues of $802,332 for the six months ended October 31, 2011, as compared to revenues of $793,004 for the six months ended October 31, 2010.

Our cost of revenue for the six months ended October 31, 2011 was $108,740, as compared to cost of revenue of $326,720 for the six months ended October 31, 2010. The cost of revenue for six months ended October 31, 2011 was directly related to revising Adisn’s revenue model, which previously required us to purchase ad inventory in order to deliver advertising campaigns on behalf of direct advertisers and their agencies.

Our gross profit for the six months ended October 31, 2011, was $693,592, as compared to gross profit of $466,284 for the six months ended October 31, 2010. The increase in gross profit was directly related to the increase in advertising related revenue and updating the model with significantly higher margin advertising revenue from ads placed throughout our network of forum properties.

During the six months ended October 31, 2010, we included revenue and cost of revenue from the Adisn ad agency model, which required that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies.  During the six months ended October 31, 2011, we had significantly less cost of revenue from the Adisn ad agency campaigns.  The variability of costs associated with the lower margin Adisn ad agency revenue model has been replaced by higher margin revenue from ads placed throughout our network of forum properties.

Operating Expenses. For the six months ended October 31, 2011, our total operating expenses were $2,327,525, as compared to total operating expenses of $1,813,721 for the six months ended October 31, 2010.  The increase between the comparable periods is primarily due to an increase of $327,976 in payroll and related expenses from hiring new personnel to achieve strategic objectives, which increased from $432,404 for the six months ended October 31, 2010 to $760,380 for the six months ended October 31, 2011.  We also had an increase in general and administrative expenses, which increased $185,828 from $1,381,317 for the six months ended October 31, 2010 to $1,567,145 for the six months ended October 31, 2011 as a result of our recent acquisitions and the corresponding expansion of our operations.

In addition, and as a result of our capital raise in March 2011, we anticipate we will make acquisitions of additional web properties, which will result in our future monthly operating expenses in 2011 increasing from our current expense levels due to integration of the related online assets.  Also, we may incur other costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Our loss from operations for the six months ended October 31, 2011 was $1,633,933, as compared our loss from operations of $1,347,437 for the six months ended October 31, 2010.

Other Income. For the six months ended October 31, 2011, we had other income of $5,765 consisting solely of interest income.  By comparison, for the six months ended October 31, 2010, we had other income of $21,068, consisting of a gain on the settlement of debt of $73,628 offset by interest and other expense of $52,560.

Net Loss.   For the six months ended October 31, 2011, our net loss was $1,628,968, as compared to a net loss of $1,327,169 for the six months ended on October 31, 2010.

Liquidity and Capital Resources. Our total assets were $17,331,297 as of October 31, 2011, which consisted of cash of $3,120,982, accounts receivable of $25,701, inventory of $18,490, prepaid expenses and deposits of $128,555, property and equipment with a net value of $177,121, intangible and other assets of $9,500,272, represented by our domain names and other intellectual property owned, and goodwill related to our acquisition of Adisn of $4,360,176.

On September 7, 2011, we acquired the websites and domain names related to www.yuku.com from Inform Technologies, Inc. in exchange for $575,000 paid in cash.

On October 1, 2011, we entered into an agreement for consulting services with a term of six months.  This agreement provides that the consultant is paid a monthly fee of $6,500 and is issued 60,000 warrants to purchase our common stock $0.26 per share.  The warrants vest over the six month term at 10,000 warrants per month, expire in three years and have a cashless exercise provision.  The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2011 was $2,600 with the remaining $13,000 to be amortized over the remaining life of the contract.

On October 4, 2011, we entered into an agreement for consulting services with a term of three months.  This agreement provides that the consultant is paid a monthly cash compensation of $2,000 and monthly stock compensation of $1,000.  We recorded the 12,000 shares of our common stock, valued at $3,000 per the agreement. The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2011 was $1,000 with the remaining $2,000 to be amortized over the remaining life of the contract.

Our current liabilities as of October 31, 2011 totaled $75,577, consisting of accounts payable of $11,383, accrued vacation of $22,211, and other accrued liabilities of $41,983. We had no other liabilities and no long-term commitments or contingencies at October 31, 2011.

As we have previously disclosed, we purchased Adisn to pursue the ad agency business model as well as acquire their ad server technology.  As part of the Securities Escrow Agreement dated June 9, 2010, Adisn had the potential to earn an additional 2,172,602 shares that were held in escrow but that were also subject to clawback provisions if certain milestones were not met.   On September 21, 2011, 759,304 shares were released from escrow to the Adisn, Inc. shareholders in connection with the Securities Escrow Agreement, in addition to 323,864 shares previously released.  The remaining 1,089,436 shares in escrow were returned to us and retired, thereby reducing the total outstanding shares to 58,068,785 as of October 31, 2011.

As of October 31, 2011, we had cash of $3,120,982. We received $7,850,000 in proceeds from sales of our common stock in March 2011.  We estimate that our cash on hand will be sufficient for us to continue and expand our current operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.  Based on our projections for fiscal year 2012 and our pipeline of acquisition targets, we believe we have sufficient capital to achieve cash flow break even without having to seek additional funds and investment.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2011, we entered into an agreement for consulting services with a term of six months.  The agreement provides that the consultant is paid a monthly fee of $6,500 and is issued 60,000 warrants to purchase our common stock at $0.26 per share.  The warrants vest over the six month term at 10,000 warrants per month, expire in three years and have a cashless exercise provision.

On October 4, 2011, we entered into an agreement for consulting services with a term of three months.  The agreement provides that the consultant is paid monthly cash compensation of $2,000 and monthly stock compensation of $1,000.  We issued 12,000 shares of our common stock to the consultant.

All of the above warrants and shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and/or Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.02.- Results of Operations and Financial Condition” of Form 8-K.

On December 14, 2011, we issued a press release announcing our financial results for the second quarter ended October 31, 2011.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-Q.

This information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act 1934, as amended, and is not incorporated by reference into any of our filings, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in the filing.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated December 14, 2011
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

December 14, 2011	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

December 14, 2011	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)