Form 10-Q
period 2012-01-31
CrowdGather, Inc.
filed 2012-03-08
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

As of March 6, 2012, there were 58,218,216 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2012 (Unaudited)	April 30, 2011
ASSETS
Current assets
Cash	$2,680,562	$6,667,901
Accounts receivable	-	243,917
Investments	50,000	-
Inventory	50,083	-
Prepaid expenses and deposits	115,740	49,729

Total current assets	2,896,385	6,961,547

Property and equipment, net of accumulated depreciation of $214,904 and $140,804, respectively	151,241	172,751

Intangible and other assets, net of accumulated amortization of $54,145 and $30,940, respectively	9,442,537	5,811,707
Goodwill	4,360,176	4,360,176

Total assets	$16,850,339	$17,306,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$63,622	$82,805
Accrued vacation	19,917	13,111
Other accrued liabilities	-	30,617

Total current liabilities	83,539	126,533

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,176,216 and 57,089,408 issued and outstanding, respectively	58,176	57,089
Common stock obligation	1,084,600	3,784,322
Additional paid-in capital	27,094,332	22,432,597
Accumulated deficit	(11,470,308)	(9,094,360)

Total stockholders’ equity	16,779,628	17,179,648

Total liabilities and stockholders’ equity	$16,850,339	$17,306,181

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011

Revenue	$549,750	$380,212	$1,352,082	$1,173,216

Cost of revenue	4,793	44,186	113,533	370,906

Gross profit	544,957	336,026	1,238,549	802,310

Operating expenses
Payroll and related expenses	447,393	219,194	1,207,773	651,598
General and administrative	845,981	735,844	2,413,126	2,117,161
Total operating expenses	1,293,374	955,038	3,620,899	2,768,759

Loss from operations	(748,417)	(619,012)	(2,383,350)	(1,966,449)

Other income (expense), net	1,437	(2,823)	7,202	18,245

Net loss before provision for income taxes	(746,980)	(621,835)	(2,375,148)	(1,948,204)

Provision for income taxes	-	-	800	800

Net loss	$(746,980)	$(621,835)	$(2,375,948)	$(1,949,004)

Weighted average shares outstanding- basic and diluted	58,139,676	43,796,817	58,369,580	42,285,527

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net loss	$(2,375,948)	$(1,949,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,305	64,658
Stock-based compensation	640,400	464,000
Stock issued for services	133,168	590,600
Changes in operating assets and liabilities:
Accounts receivable	243,917	(92,823)
Inventory	(50,083)	-
Advance to employee	-	25,615
Prepaid expenses and deposits	(26,020)	2,871
Accounts payable and accrued liabilities	(42,994)	(351,288)

Net cash used in operating activities	(1,380,255)	(1,245,371)

Cash flows from investing activities:
Purchase of property and equipment	(52,590)	(31,140)
Purchase of investments	(50,000)	-
Purchase of intangible assets	(2,504,494)	(58,424)
Acquisitions, net of cash	-	(16,107)

Net cash used in investing activities	(2,607,084)	(105,671)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	-	1,300,000
Proceeds from the issuance of common stock, net of expenses	-	440,363

Net cash provided by financing activities	-	1,740,363

Net increase (decrease) in cash	(3,987,339)	389,321
Cash, beginning of period	6,667,901	589,408
Cash, end of period	$2,680,562	$978,729

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$1,600
Non-cash transactions:
Issuance of common stock for intangible assets	$1,149,541	$4,600,000
Stock issuance obligation	$2,699,722	3,814,322
Stock-based compensation	$640,400	$464,000
Stock issued for services	$133,168	$590,600
Stock issued for prepaid expenses	$50,392	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
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

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2011, included in our annual report on Form 10-K.

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
JANUARY 31, 2012
(UNAUDITED)

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

Investments

Investments are classified as available for sale and consist of marketable equity securities that we intend to hold for an indefinite period of time. Investments are stated at fair value and unrealized holding gains and losses, net of the related tax effect, are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed on the “specific identification” method and are reported as income or loss in the period of disposition on our consolidated statements of operations.

Inventory

Inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

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

2.            ASSET ACQUISITIONS

On May 17, 2011 we acquired for $49,900 certain brand assets from Human Pheromone Sciences, Inc., a company engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones.

On May 20, 2011, we entered into a Website and Domain Name Purchase and Sale Agreement (“PB Purchase Agreement”) with PbNation, LLC (“PbNation”), to acquire the websites and domain names (“Websites”) related to PbNation and its enthusiasts.

The PB Purchase Agreement also provides that we acquire all associated software used in building the Websites, along with the associated user lists, databases, add-ons installed with these forums and associated accounts for the Websites.

The total purchase price of the Websites was $3,200,000, consisting of: (i) $1,400,000 payable in cash; (ii) $1,000,000 payable in 1,149,425 shares of our $.001 par value common stock (“Shares Payment”); and (iii) certain additional cash and stock compensation totaling approximately $800,000 based on certain monthly website visitor traffic milestones as specified in the PB Purchase Agreement. The Shares Payment was calculated by dividing $1,000,000 by $0.87, which was the 10 day volume weighted average price of our common stock as of May 20, 2011. During the nine months ended January 31, 2012, we paid $300,000 of additional cash consideration for the traffic milestones reached related to the acquisition of the Websites.

Also, on May 20, 2011 we issued 117,647 shares of our $.001 par value common stock valued at $100,000 for the remaining amount due in connection with our acquisition of Pocketables.com in the prior year.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

3.            INVENTORY

As of January 31, 2012, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $50,083.

4.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 Advance Payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

5.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31,	April 30,
	2012	2011

Furniture, fixtures and office equipment	$30,919	$17,614
Computers, servers and equipment	335,226	295,941
	366,145	313,555
Less: accumulated depreciation	(214,904)	(140,804)

	$151,241	$172,751

Depreciation expense was $25,880 and $74,100 for the three and nine months ended January 31, 2012, respectively.

6.            CONCENTRATIONS OF CREDIT RISK

As of January 31, 2012, two customers accounted for 100% of our outstanding receivables. In addition, two customers accounted for approximately 63% of our sales for the period ended January 31, 2012.

7.            INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $2,504,494 and stock valued at $1,149,541 during the nine months ended January 31, 2012 as detailed in Note 2. Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. As of January 31, 2012, we recorded $54,145 of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		January 31,	April 30,
	Est. Life	2012	2011

Online forums and related websites	Indefinite	$6,916,682	$3,262,647
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	190,000	190,000
Customer lists	3 years	140,000	140,000
		9,496,682	5,842,647
Less: accumulated amortization		(54,145)	(30,940)

		$9,442,537	$5,811,707

As of January 31, 2012, we do not believe any impairment of intangible assets has occurred.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

8.            GOODWILL

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

Testing Goodwill for Impairment: In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

As of January 31, 2012, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

9.            PREFERRED SERIES A STOCK

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

10.          COMMON STOCK

On May 1, 2011, we issued 60,000 shares of restricted common stock to a consultant for a six month service contract. The shares were valued at $61,200 based on the fair value of shares on the date of the agreement. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2012 was $61,200.

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

On July 21, 2011, we issued 178,724 shares of restricted common stock to a consultant for a twelve month service contract. The shares were valued at $84,000 based on the fair value of shares on the date of the agreement. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2012 was $44,333 with the remaining $39,667 to be amortized over the remaining life of the contract.

On July 23, 2011, we issued 482,029 shares of restricted common stock for certain service agreements in connection with our Lefora acquisition in the prior year that was previously accrued and recorded as a common stock issuance obligation. The shares have a total value of $300,000.

On October 1, 2011, we entered into an agreement for consulting services with a term of six months. This agreement calls for a monthly fee of $6,500 and the issuance of 60,000 warrants to purchase our common stock $0.26 per share. The warrants vest over the six month term at 10,000 warrants per month, expire in three years and have a cashless exercise provision. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2012 was $10,400 with the remaining $5,200 to be amortized over the remaining life of the contract.

On October 4, 2011, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and monthly stock compensation of $1,000. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2012 was $3,000.

On November 1, 2011, we entered into an agreement for consulting services with a term of 90 days. This agreement calls for monthly cash compensation of $1,500 and monthly stock compensation of 8,500 shares. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2012 was $1,700.

On November 4, 2011, we entered into an agreement for consulting services with a term of twelve months. This agreement calls for monthly cash compensation of $4,000 and stock compensation of $12,000. We recorded the 63,158 shares of our common stock as a prepaid expense. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2012 was $3,000 with the remaining $9,000 to be amortized over the remaining life of the contract.

On January 5, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and monthly stock compensation of $1,000. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2012 was $1,000 with the remaining $2,000 to be amortized over the remaining life of the contract.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

11.          STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the nine months ended January 31, 2012, we issued stock options for 1,121,000 shares of our common stock, exercisable at various dates through November 2016 at fair market value at the date of grant of $0.18 to $0.85 per share to recipients pursuant to the Plan.

For the nine months ended January 31, 2012, we recognized $630,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the nine months ended January 31, 2012:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2011	3,678,750	$1.13	4.50	$3,616,656
Granted	1,121,000	0.37	9.09	468,243
Forfeited/Expired	(50,000)	0.25	9.73	(8,500)
Exercised	-	-	-	-

Outstanding, January 31, 2012	4,749,750	$1.02	8.79	$4,076,399
Exercisable, January 31, 2012	1,979,500	$0.87	7.16	$1,729,325

A summary of the status of our unvested shares as of January 31, 2012 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2011	2,624,062	$1.13
Granted	1,121,000	0.37
Vested	(974,812)	0.87
Forfeited/Expired	-	-

Non-vested balance, January 31, 2012	2,770,250	$0.65

As of January 31, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $1,658,671, which is expected to be recognized over a weighted-average period of approximately 7.16 years.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
(UNAUDITED)

11.          STOCK OPTIONS (Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

January 31, 2012

Risk-free interest rate	0.00% to 1.32%
Expected volatility	100.00%
Expected option life (in years)	4.00
Expected dividend yield	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

12.          401(k) PLAN

On September 27, 2011, our board of directors approved a 401(k) retirement plan for our employees. We currently do not provide a matching provision for employees who elect to participate.

13.         PROVISION FOR INCOME TAXES

For the nine months ended January 31, 2012, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of January 31, 2012, we had federal and state net operating loss carry forwards of approximately $11,464,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of January 31, 2012, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2012
Federal net operating loss (at 34%)	$3,898,000
State net operating loss (at 8.84%)	1,013,400
4,911,400
Less: valuation allowance	(4,911,400)

Net deferred tax assets	$-

Our valuation allowance increased by $306,100 and $713,080 during the three and nine months ended January 31, 2012, respectively.

14.         SUBSEQUENT EVENTS

On February 1, 2012, we entered into an agreement for consulting services with a term of 60 days. This agreement calls for monthly cash compensation of $1,500 and monthly stock compensation of 8,500 shares.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended January 31, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended January 31, 2012, together with notes thereto, which are included in this report.

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

Our primary objective is to maximize the monetization of our page views and user actions across our network of forum properties, with a primary focus on U.S. and Western traffic that can earn more lucrative ad payouts. Among other considerations, defining potential monetization typically includes the review of traffic analytics. Historically, we have reported ranges of monthly page views and monthly unique visitors as of a given point in time. However, when we purchase a site, the seller may not have analytics tags installed to properly gauge traffic and occasionally we must install the analytics tags in order to define and then estimate key traffic statistics. Combined with our ongoing efforts to create premium ad inventory by removing inactive sites, and pruning other sites to remove content that violates our advertising partners terms of service agreements and international content that is not easily monetized, the use of the estimates can contribute to quarter over quarter variances in traffic analytics. We will from time to time continue to engage in pruning our sites to remove inactive accounts and other content where monetization is not feasible. These activities can contribute to creating an improved ad network capable of earning higher ad rates, but they can also result in reductions of page views, unique visitors, registered users, discussions and posts. Although we will continue to report traffic analytics such as monthly page views and monthly unique visitors because they are useful indicators, a more important determinant of value from a business perspective is our ability to generate and increase the revenues we receive from higher ad rates since not all traffic can be efficiently monetized.

Based upon current statistics from Google analytics, our network of forums averaged 231 million monthly page views and 16.8 million monthly unique visitors for the quarter. Additionally, approximately 24.8 million users have registered on our network sites to date with 63.8 million total discussions comprising over 1.2 billion individual replies. Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

We seek to continually add to the number of communities our website services by acquiring additional active forums, thereby increasing traffic to our site and the number of forums we host.

For the three months ended January 31, 2012, as compared to the three months ended January 31, 2011.

Results of Operations

Revenues and Gross Profit. We realized revenues of $549,750 for the three months ended January 31, 2012, as compared to revenues of $380,212 for the three months ended January 31, 2011.

During fiscal 2011, revenues from our wholly owned subsidiary, Adisn, Inc., accounted for over 50% of our revenue. However, subsequent to the successful completion of a financing in March 2011, we have focused primarily on our core business of monetizing forums, which has resulted in higher gross profit along with increasing revenues. Our first, second, and third quarters of fiscal 2012 revenue appear static when compared to same quarters of fiscal 2011, but we believe the shifting revenue composition from the low margin Adisn model to our core forum business is significant due to the higher margins of our ad revenue.

Our cost of revenue for the three months ended January 31, 2012 was $4,793, as compared to cost of revenue of $44,186 for the three months ended January 31, 2011. The decrease in cost of revenue was directly related to revising Adisn’s revenue model, which previously required us to purchase ad inventory in order to deliver advertising campaigns on behalf of direct advertisers and their agencies, and updating the model with significantly higher margin advertising revenue from ads placed throughout our network of forum properties. During the three months ended January 31, 2012, we no longer had cost of revenue from the Adisn ad agency campaigns.

Our gross profit for the three months ended January 31, 2012 was $544,957, as compared to gross profit of $336,026 for the three months ended January 31, 2011. The increase in gross profit was directly related to decreased cost of revenue as described in the preceding paragraph.

Operating Expenses. For the three months ended January 31, 2012, our total operating expenses were $1,293,374, as compared to total operating expenses of $955,038 for the three months ended January 31, 2011. The increase between the comparable periods is primarily due to an increase of $228,199 in payroll and related expenses, which increased from $219,194 for the three months ended January 31, 2011 to $447,393 for the three months ended January 31, 2012 due to hiring new personnel to achieve strategic objectives. We also had an increase in general and administrative expenses, which increased $110,137 from $735,844 for the three months ended January 31, 2011 to $845,981 for the three months ended January 31, 2012 as a result of our recent acquisitions and the corresponding expansion of our operations.

In addition, and as a result of our capital raise in March 2011, we anticipate we will make acquisitions of additional web properties, which will result in our future monthly operating expenses increasing from our current expense levels due to integration of the related online assets. Also, we may incur other costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Our loss from operations for the three months ended January 31, 2012 was $748,417, as compared our loss from operations of $619,012 for the three months ended January 31, 2011.

Other Income and Expense. For the three months ended January 31, 2012, we had other income of $1,437 consisting solely of interest income. By comparison, for the three months ended January 31, 2011, we had other expense of $2,823.

Net Loss. For the three months ended January 31, 2012, our net loss was $746,980, as compared to a net loss of $621,835 for the three months ended on January 31, 2011.

For the nine months ended January 31, 2012, as compared to the nine months ended January 31, 2011.

Results of Operations

Revenues and Gross Profit. We realized revenues of $1,352,082 for the nine months ended January 31, 2012, as compared to revenues of $1,173,216 for the nine months ended January 31, 2011.

During the nine months ended January 31, 2011, we included revenue and cost of revenue from the Adisn ad agency model, which required that we purchase ad inventory in order for us to deliver advertising campaigns on behalf of direct advertisers and their agencies. During the nine months ended January 31, 2012, we had significantly less cost of revenue from the Adisn ad agency campaigns. The variability of costs associated with the lower margin Adisn ad agency revenue model has been replaced by higher margin revenue from ads placed throughout our network of forum properties.

Our cost of revenue for the nine months ended January 31, 2012 was $113,533, as compared to cost of revenue of $370,906 for the nine months ended January 31, 2011. The cost of revenue for nine months ended January 31, 2012 was directly related to revising Adisn’s revenue model, as described in the preceding paragraph.

Our gross profit for the nine months ended January 31, 2012, was $1,238,549, as compared to gross profit of $802,310 for the nine months ended January 31, 2011. The increase in gross profit was directly related to the increase in advertising related revenue and updating the model with significantly higher margin advertising revenue from ads placed throughout our network of forum properties.

Operating Expenses. For the nine months ended January 31, 2012, our total operating expenses were $3,620,899, as compared to total operating expenses of $2,768,759 for the nine months ended January 31, 2011. The increase between the comparable periods is primarily due to an increase of $556,175 in payroll and related expenses, which increased from $651,598 for the nine months ended January 31, 2011 to $1,207,773 for the nine months ended January 31, 2012 due to hiring new personnel to achieve strategic objectives. We also had an increase in general and administrative expenses, which increased $295,965 from $2,117,161 for the nine months ended January 31, 2011 to $2,413,126 for the nine months ended January 31, 2012 as a result of our recent acquisitions and the corresponding expansion of our operations.

In addition, and as a result of our capital raise in March 2011, we anticipate we will make acquisitions of additional web properties, which will result in our future monthly operating expenses increasing from our current expense levels due to integration of the related online assets. Also, we may incur other costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Our loss from operations for the nine months ended January 31, 2012 was $2,383,350, as compared our loss from operations of $1,966,449 for the nine months ended January 31, 2011.

Other Income. For the nine months ended January 31, 2012, we had other income of $7,202 consisting solely of interest income. By comparison, for the nine months ended January 31, 2011, we had other income of $18,245.

Net Loss. For the nine months ended January 31, 2012, our net loss was $2,375,948, as compared to a net loss of $1,949,004 for the nine months ended on January 31, 2011.

Liquidity and Capital Resources. Our total assets were $16,850,339 as of January 31, 2012, which consisted of cash of $2,680,562, investments of $50,000, inventory of $50,083, prepaid expenses and deposits of $115,740, property and equipment with a net value of $151,241, intangible and other assets of $9,442,537, represented by our domain names and other intellectual property owned, and goodwill related to our acquisition of Adisn of $4,360,176.

During the three months ended January 31, 2012, we entered into consulting service agreements that require minimum monthly cash payments of $6,000, in the aggregate, for the term of each agreement which range from three to twelve months.

Our current liabilities as of January 31, 2012 totaled $83,539, consisting of accounts payable of $63,622 and accrued vacation of $19,917. We had no other liabilities and no long-term commitments or contingencies at January 31, 2012.

As of January 31, 2012, we had cash of $2,680,562. We received $7,850,000 in proceeds from sales of our common stock in March 2011. We estimate that our cash on hand will be sufficient for us to continue and expand our current operations for at least the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. Based on our projections and our pipeline of acquisition targets, we believe we have sufficient capital to achieve cash flow break even without having to seek additional funds and capital investment.

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum advertising server. We expect to invest under $50,000 for research and development over the next twelve months.

We do not anticipate that we will purchase any significant equipment except for computer equipment and furniture which we anticipate will cost approximately $150,000 over the next twelve months.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 1, 2011, we entered into an agreement for consulting services with a term of 90 days. This agreement provided that the consultant be paid monthly cash compensation of $1,500 and monthly stock compensation of 8,500 shares of our common stock. We issued 25,500 shares of our common stock to the consultant.

On November 4, 2011, we entered into an agreement for consulting services with a term of twelve months. This agreement provides that the consultant is paid monthly cash compensation of $4,000 and stock compensation of $12,000. We issued 63,158 shares of our common stock to the consultant.

On January 5, 2012, we entered into an agreement for consulting services with a term of three months. This agreement provides that the consultant is paid monthly cash compensation of $2,000 and monthly stock compensation of $1,000. We issued 18,182 shares of our common stock to the consultant.

All of the above shares were issued in transactions which we believe satisfy the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and/or Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Disclosure Statement.

Not applicable.

Item 5. Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.02. - Results of Operations and Financial Condition” of Form 8-K.

On March 8, 2012, we issued a press release announcing our financial results for the third quarter ended January 31, 2012.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-Q.

This information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act 1934, as amended, and is not incorporated by reference into any of our filings, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in the filing.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 8, 2012
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

March 8, 2012	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

March 8, 2012	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)