Form 10-K
period 2012-04-30
CrowdGather, Inc.
filed 2012-07-09
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 31, 2011, approximately $7,736,555.

As of June 25, 2012, there were 58,234,216 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TABLE OF CONTENTS

PAGE

PART I

PART II

PART III

PART IV
Item 15.	Exhibits, Financial Statement Schedules	53

PART I

Forward-Looking Information

This Annual Report of CrowdGather, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business.

Our Background.  CrowdGather, Inc. (the “Company,” “we” or “CrowdGather”) was incorporated in the State of Nevada on April 20, 2005.

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

Our network is comprised of two components: branded forum communities and third-party hosted communities that are built on one of our forum hosting platforms. The branded communities, such as pbnation.com and rapmusic.com, among others, are wholly owned by us and we monetize them through a combination of text and display ads. The third-party hosted communities, which comprise the majority of our revenues, traffic, and page views, are sites built upon our leading forum hosting platforms – Yuku.com, Freeforums.org, forumer.com and Lefora.com. On these sites we monetize the web traffic through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support, and hosting. In some instances, we may derive subscription revenues in lieu of advertising revenues because the creator of the site has decided to pay us a monthly fee in exchange for providing an ad free experience for their members. Our goal is to ultimately build an advertising network that allows for us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Part of our growth strategy includes identifying and acquiring additional web properties and developing our ad server technology. Over the past two years we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 82 properties and approximately 610 domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. Additionally, we believe the improved monetization of the forum revenue stream from the increased premium ad inventory and the utilization of our integrated ad server in the coming months will help contribute to our long term viability. We hope to deploy our ad server technology in the coming months across our hosted forms, which will enable us to generate revenues from what we believe is currently a minimally monetized component of our business.

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences. We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.

Our primary objective is to maximize the monetization of page views and user actions across our network of forum properties, with a primary focus on U.S. and Western traffic that can earn more lucrative ad payouts. Among other considerations, defining potential monetization typically includes the review of traffic analytics. Historically, we have reported ranges of monthly page views and monthly unique visitors as of a given point in time. However, when we purchase a site, the seller may not have analytics tags installed to properly gauge traffic and occasionally we must install the analytics tags in order to define and then estimate key traffic statistics. Combined with our ongoing efforts to create premium ad inventory by removing inactive sites, and pruning other sites to remove content that violates our advertising partners’ terms of service agreements and international content that is not easily monetized, the use of such estimates can contribute to quarter over quarter variances in traffic analytics. We will from time to time continue to engage in pruning our sites to remove inactive accounts and other content where monetization is not feasible. These activities can contribute to creating an improved ad network capable of earning higher ad rates, but they can also result in reductions of page views, unique visitors, registered users, discussions and posts. Although we will continue to report traffic analytics such as monthly page views and monthly unique visitors because they are useful indicators, a more important determinant of value from a business perspective is our ability to generate and increase the revenues we receive from higher ad rates since not all traffic can be efficiently monetized.

Based upon current statistics from Google analytics, our network of forums averaged 227 million monthly page views and 17.9 million monthly unique visitors for the 2012 fourth quarter. Additionally, approximately 26 million users have registered on our network sites to date with 70 million total discussions comprising over 1.2 billion individual replies. Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

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

We hope to develop a widely recognized brand, which will enable us to attract, retain, and more deeply engage users, forum owners, advertisers, publishers, and developers. We believe a great brand begins with a great product, services, and content.  We focus on each step of product and services development, deployment, and management and content design to understand our offerings and how best to market them to our communities of potential and existing users. We hope to use online advertising, and leverage our online network and our distribution partnerships to market our products and services to the right people at the right time. With continued investment in brand and product marketing, we believe we can continue to attract and engage users, advertisers, publishers, and developers.

In order to highlight our capabilities beyond traditional Internet advertising, we undertook a social media marketing initiative wherein we partnered with a technology company in order to create and market a fragrance product called Erox.  In May 2011, we acquired the Erox.com domain name and “Erox” trademark in the United States. While our investment in this project has been immaterial to date, we have received press coverage for our efforts.  Our belief is that this increased visibility will assist us in bidding on similar social media marketing campaigns in order to increase our revenue mix and growth.  We are currently revising the Erox.com website based upon feedback we received in our pre-launch phase and intend to pursue relationships with affiliate marketers who will generate sales on our behalf so that we can focus on our core competencies in assisting our advertising clients generate the maximum visibility for their campaigns.  We are not sure if we will continue to pursue this project beyond the sell through of our initial inventory, but if this remains a profitable revenue source without requiring much additional capital then we may maintain sales until a permanent partner is identified to whom we can hand over the day to day operations of Erox in exchange for marketing fees.

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

Intellectual Property. Our intellectual property assets include domain names and websites; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We also currently own the web domain www.crowdgather.com, which serves as our corporate website and the future home of our new forum software platform which is currently in development.  Our portfolio currently consists of approximately 610 domain names and approximately 82 message board communities at various stages of development.  Our corporate website (www.crowdgather.com) features a current list of our developed communities and software products.

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

We also filed a patent with a priority date of October 9, 2008 titled “Systems and Methods for Targeted Advertising.”

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

Research and Development. We seek to continually enhance, expand, and launch products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience for the online community of users. We intend to leverage our internal development efforts through technology acquisitions.  We anticipate that our internal development costs for the first generation forum networking software will approximate $100,000.

Our Subsidiaries. In June 2010, we acquired Adisn, Inc., which operates as a wholly owned subsidiary. In July 2010, we formed CG Community Network LLC as a wholly owned subsidiary that we anticipated would operate certain of our forums. In December 2010, we wound up and dissolved CG Community Network LLC.

Employees. As of July 9, 2012, we have fifteen full time employees.  None of our employees is covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

For the year ended April 30, 2012, we had revenue of $1,932,798 and a net loss of $3,106,723 compared to revenue of $1,580,957 and a net loss of $2,812,228 for the year ended April 30, 2011. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues will harm our business. We may not be able to operate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

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

The revenues from the sale of advertising and forum memberships and the projected revenues from these potential streams are not currently adequate to support our expansion and product development programs. We may need  additional funds to:

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

We are substantially dependent on a small number of direct advertisers and advertising networks, which account for a vast majority of our revenues.

We currently generate revenues from approximately twelve advertising networks.  For the year ended April 30, 2012, two advertisers accounted for approximately 63% of our revenues. We expect to continue to generate the vast majority of our revenues from advertising for the foreseeable future. We do not have any long-term contractual agreements with any advertiser or advertising network.  If our relationships with any of these advertisers or advertising networks were to be disrupted, our operating results will suffer.

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

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Any security breach caused by hacking, including efforts to gain unauthorized access to our applications, servers or websites, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our application, servers or website may result in significant expenses, loss of revenue and other adverse effects to our business.

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

Our management beneficially controls approximately 33% of our outstanding shares of common stock as of June 25, 2012.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We have a total of 975,000,000 shares of common stock authorized for issuance.  As of July 9, 2012, we had approximately 917,000,000 shares of common stock available for issuance.  We have reserved 4,959,750 shares for issuance upon the exercise of outstanding options and 6,918,798 shares for issuance upon the exercise of outstanding warrants.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interests in real estate. We lease approximately 2,646 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for twelve months and expires on June 30, 2013. Our rent is $4,966 per month. We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

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

	High ($)	Low ($)
Fiscal Year 2012
First Quarter	$1.02	$0.41
Second Quarter	$0.70	$0.20
Third Quarter	$0.20	$0.11
Fourth Quarter	$0.50	$0.23

Fiscal Year 2011
First Quarter	$1.33	$0.90
Second Quarter	$1.13	$0.87
Third Quarter	$1.88	$0.87
Fourth Quarter	$1.55	$0.80

Holders. The approximate number of stockholders of record at June 25, 2012 was 57.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans.   The table below includes the following information as of April 30, 2012 for CrowdGather, Inc. 2008 Stock Option and Award Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,959,750	0.99	7,040,250
Equity compensation plans not approved by security holders	0	0	0
Total	4,959,750	0.99	7,040,250

Recent Sales of Unregistered Securities. The following sales of unregistered securities by us occurred during the year ended April 30, 2012.

On May 1, 2011, we issued 60,000 shares of common stock to a consultant for a six month service contract.  The shares were valued at $61,200 based on the fair value of shares on the date of the agreement.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2012 was $61,200.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On May 20, 2011, we issued 1,149,425 shares of common stock to PbNation, LLC (“PbNation”) in connection with our purchase of the websites and domain names related to PbNation and its enthusiasts valued at $1,000,000, or $0.87 per share.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

Also on May 20, 2011, we issued 117,647 shares of common stock to one individual in connection with our purchase Pocketables.com valued at $100,000, or $0.85 per share.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On May 26, 2011, we issued 22,989 shares of common stock to a consultant in exchange for services provided in connection with our acquisition of PbNation.com. Those services were valued at $19,541, or $0.85 per share. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On June 24, 2011, we issued 37,500 shares of common stock to one individual in connection with our purchase of Writers.net valued at $30,000, or $0.85 per share.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On July 21, 2011, we issued 178,724 shares of common stock to a consultant for a twelve month service contract.  The shares were valued at $84,000 based on the fair value of shares on the date of the agreement. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2012 was $65,333 with the remaining $18,667 to be amortized over the remaining life of the contract. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On July 23, 2011, we issued 482,029 shares of common stock to six consultants pursuant to service agreements that we entered in connection with our acquisition of Lefora in the prior year that was previously accrued and recorded as a common stock issuance obligation.  The shares were valued total value of $300,000, or $0.62 per share.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On October 1, 2011, we entered into an agreement for consulting services with a term of six months.  The agreement provides that the consultant is paid a monthly fee of $6,500 and is issued 60,000 warrants to purchase our common stock at $0.26 per share.  The warrants vest over the six month term at 10,000 warrants per month, expire in three years and have a cashless exercise provision.  The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On October 4, 2011, we entered into an agreement for consulting services with a term of three months.  The agreement provides that the consultant is paid monthly cash compensation of $2,000 and monthly stock compensation of $1,000.  We issued 12,000 shares of our common stock to the consultant, or $0.25 per share, the closing price on October 4, 2011. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

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

On November 4, 2011, we entered into an agreement for consulting services with a term of twelve months. This agreement provides that the consultant is paid monthly cash compensation of $4,000 and stock compensation of $12,000. We issued 63,158 shares of our common stock to the consultant, or $0.19 per share, the closing price on November 4, 2011.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On January 5, 2012, we entered into an agreement for consulting services with a term of three months. This agreement provides that the consultant is paid monthly cash compensation of $2,000 and monthly stock compensation of $1,000. We issued 27,273 shares of our common stock to the consultant, or $0.11 per share, the closing price on January 5, 2012.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On February 1, 2012, we entered into an agreement for consulting services with a term of two months. This agreement provided that the consultant be paid monthly cash compensation of $1,500 and stock compensation of 8,500 shares of our common stock. We issued 17,000 shares of our common stock to the consultant.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On March 1, 2012, we entered into an agreement for consulting services with a term of three months.  The agreement provides that the consultant is paid a monthly fee of $6,000 and stock compensation of 25,000 shares of our common stock.  We issued 25,000 shares of our common stock to the consultant.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On April 1, 2012, we entered into an agreement for consulting services with a term of two months. This agreement calls for monthly cash compensation of $2,500 and monthly stock compensation of 3,000 shares of our common stock. We issued 6,000 shares of our common stock to the consultant.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On April 24, 2012, we entered into an agreement for consulting services with a term of three months. This agreement provides that the consultant is paid monthly cash compensation of $2,000 and monthly stock compensation of $1,000. We issued 10,000 shares of our common stock to the consultant, or $0.30 per share, the closing price on April 24, 2012.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2012, for the sale of registered securities.

Purchases of Equity Securities. None during the period covered by this report.

Penny Stock Regulation.   Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended April 30, 2012.

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

Yuku.com.  On September 7, 2011, we acquired the domain name, website, and assets related to www.yuku.com. Yuku.com is an online, third-party hosted free forum community.

During the year ended April 30, 2012, we focused a significant portion of business efforts on improving our ability to better serve advertisers and our forum communities, and to help contribute to our long-term viability.  Thus, we started a number of initiatives in fiscal 2012 that are continuing into fiscal 2013, which include the ongoing development of our ad server, the display of quality content throughout our network and ongoing feature development for all of our network platforms.

We recognize that many online advertisers seek engagement with online enthusiasts and users who are passionate about specific topics and products.  We believe that forums offer a significant opportunity to advertisers, as they are tightly knit social communities with concentrations of influencers who are often experts on the forum subject matter.  Forum users have traditionally been inaccessible to advertisers with larger budgets and who prefer making broad category or vertically specific purchases.  Therefore, we are dedicated to deploying in the second quarter of our fiscal year 2013 the redeveloped ad server acquired during the Adisn acquisition that will help us connect advertisers to our users.  We anticipate that our customized, forum specific ad server can be leveraged by advertisers seeking scale and reach into specific vertical interest categories comprised of various forums from across our network.  While we continue to review potential acquisition targets, our ad server will also help create the opportunity for us to partner with forums, whereby forum owners can utilize the server to make available either some or their entire ad inventory and participate in a revenue share.  We believe these forum owners will be able to avail themselves of higher CPMs than they would otherwise find through a typical ad network because of their participation in our aggregated categories.

We anticipate that advertisers and forum owners will be able to access our ad server via self-service web portals with similar functionality currently available on Facebook Ads or the Google platform.  Advertisers will use the self-service portal to register, upload creatives and start campaigns.  Forum owners will have the flexibility to make some or their entire inventory available to the ad exchange, depending on their preferences.  Larger brand advertisers and their agencies will still have personalized service and direct engagement from our sales team.  In addition to traditional display advertising, we will also offer content marketing in the form of sponsored posts.

We are committed to delivering quality, brand safe content for advertisers.  Since advertisers are drawn to quality content and clean home pages, we have been working diligently to improve our brand sites.  We recently relaunched Digishoptalk.com and Pocketables.com and are continuing to identify properties for improvement opportunities.  We also have thousands of moderators and forum administrators patrolling our network, and while we are developing a proprietary solution, we are currently using a third party vendor to consistently identify and prune non-monetizable content that violates our terms of service.  Additionally, some of the content is international, and from countries for which there are limited advertising opportunities.  We estimate that the ongoing removal of non-monetizeable content that also violates its terms of service may reduce our total pageviews by 20 to 30 million per month, to a total that ranges between 180 to 190 million monthly pageviews network wide, depending on normal traffic cyclicality.  However, we do not expect any significant impact to revenue from such pruning since we are not monetizing over 10-15% of the network, and we should realize an immediate lift to RPM, or revenue per thousand impressions.

During April 2012, we reached over 220 million monthly page views across all properties compared to 140 million monthly page views during April 2011, and had over 18 million monthly unique visitors compared to 15 million monthly uniques a year earlier.   As of May 3, 2012, approximately 26.1 million users have registered on our network sites, with 70.1 million total discussions and nearly 1.2 billion individual replies.  Based upon current statistics from Google analytics, our network of forums is currently generating approximately 200 to 210 million monthly page views and over 17 million monthly unique visitors.  Based on our research, we believe the recent decline in pageview traffic appears to be due to a slowdown caused by summer cyclicality, the aforementioned pruning of non-monetizable content that violates our terms of service, and also because of the Amazon Web Services (AWS) outage that occurred late on June 14, 2012.  AWS is a cloud hosting service that is used by many large online companies to store data and execute operations.  The AWS outage that detrimentally affected popular web sites such as Quora.com, Pinterest.com and Dropbox.com, also significantly impacted the traffic on our Yuku.com platform from June 14 into June 15, 2012.   Prior to the AWS outage on June 14, 2012 and the recent AWS outage on June 29, 2012 that shut down popular sites like Netflix.com and Instagram.com, we decided as part of our risk mitigation strategy to begin planning for and moving our third-party hosted sites from the cloud to our own network operating center in downtown Los Angeles.  We believe our network operating center provides us greater uptime, and also stability and control of our sites.  Upon completion of the migration of our third-party hosted sites into our network operating center, we also expect to begin realizing savings ranging from approximately $12,000 to $25,000 per month.  The savings will be the result of the difference between the higher cost monthly utilization payments currently made to AWS versus our monthly equipment lease payment and expected lower operating costs.

Additionally, we continue to conduct ongoing software development across all of our network properties to keep improving the administrator and user experience in the communities.  We are constantly working toward offering our communities favorable terms, feature and incentives to help them grow and prosper.   Some of our upcoming changes will include offering mobile applications, new user interfaces and layout capabilities, and many other exciting opportunities.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2012, together with notes thereto, which are included in this report.

For the year ended April 30, 2012 as compared to the year ended April 30, 2011.

Results of Operations

Revenues and Gross Profit.  We realized revenues of $1,932,798 for the year ended April 30, 2012, as compared to revenues of $1,580,957 for the year ended April 30, 2011.

During the year ended April 30, 2011, revenues from our wholly owned subsidiary, Adisn, Inc., accounted for over 50% of our revenue. However, subsequent to the successful completion of a financing in March 2011, we focused primarily on our core business of monetizing forums, which has resulted in higher gross profit along with increasing revenues.  During the year ended April 30, 2012, we also benefitted from acquisitions such as pbnation.com and yuku.com that help add high-margin revenue by providing additional advertising inventory for monetization.

Our cost of revenue for the year ended April 30, 2012, was $121,334, as compared to cost of revenue of $775,514 for the year ended April 30, 2011.  The decrease in cost of revenue was directly related to the termination of Adisn’s revenue model, which previously required us to purchase ad inventory in order to deliver advertising campaigns on behalf of direct advertisers and their agencies, and focusing on monetizing our own forum advertising inventory.

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

Operating Expenses. For the year ended April 30, 2012, our total operating expenses were $4,925,759 as compared to total operating expenses of $3,688,684 for the year ended April 30, 2011. The increase between the comparable periods is primarily due to an increase of $787,432 in payroll and related expenses from hiring new personnel to achieve strategic objectives, which increased from $881,857 for the year ended April 30, 2011 to $1,669,289 for the year ended April 30, 2012. We also had an increase in general and administrative expenses, which increased $356,299 from $2,806,827 for the year ended April 30, 2011 to $3,163,126 for the year ended April 30, 2012 as a result of our acquisitions and the corresponding expansion of our operations. We also had an impairment loss of our customer list related to the Adisn acquisition of $93,344 for the period ended April 30, 2012 due to the change of our Adisn revenue model.

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

Other Income (Expense). For the year ended April 30, 2012, we had other income (net) of $8,372 consisting solely of interest income.  By comparison, for the year ended April 30, 2011, we had other income (net) of $71,813 consisting of interest income of $2,590, interest expense of $4,405, and gain on settlement of debt of $73,628.

Net Loss.   For the year ended April 30, 2012, our net loss was $3,106,723, as compared to a net loss of $2,812,228 for the year ended April 30, 2011.

Liquidity and Capital Resources. Our total assets were $16,349,400 as of April 30, 2012, which consisted of cash of $2,328,492, accounts receivable of $42,995, inventory of $35,132, prepaid expenses and deposits of $88,932, property and equipment with a net value of $131,175, intangible and other assets of $9,333,928, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn, and investments of $28,570. By comparison, as of April 30, 2011, our total assets were $17,306,181, which consisted of cash of $6,667,901, accounts receivable of $243,917, prepaid expenses of $49,729, property and equipment with a net value of $172,751, intangible assets of $5,811,707, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn.

As of June 1, 2012, we have entered into a master lease agreement with Dell Financial Services in the amount of $209,384 payable over 24 months with a monthly payment of $9,326. This takes care of all equipment needs for migration of our third-party hosted sites into our network operating center, through which we expect to begin realizing savings ranging from approximately $12,000 to $25,000 per month.

Our current liabilities as of April 30, 2012 totaled $110,453, compared to our current liabilities as of April 30, 2011, which totaled $159,951. The decrease in current liabilities between the two periods is primarily due to the payment of accounts payable vendors within a shorter time frame as well as the reduction of accrued payroll and benefits.  We had no other liabilities and no long-term commitments or contingencies at April 30, 2012.

As of April 30, 2012, we had cash of $2,328,492. We estimate that our cash on hand will be sufficient for us to continue and expand our current operations for at least the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.  Based on our projections and the monetization of our existing ad inventory, including the completion of ongoing initiatives such as the deployment of our ad server that should result in a higher RPM, we believe we have sufficient capital to achieve cash flow break even without having to seek additional funds and capital investment.

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum advertising server. We expect to invest under $50,000 for research and development over the next twelve months.

We do not anticipate that we will purchase any significant equipment except for computer equipment, which will cost approximately $210,000 over the next-twenty four months.

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

Contractual Obligations and Reserves.

None.

Off-balance Sheet Arrangements.

We had no off-balance sheet arrangements at April 30, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Crowdgather, Inc.

We have audited the accompanying consolidated balance sheets of Crowdgather, Inc. as of April 30, 2012 and 2011 and the related statements of operations, changes in stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowdgather, Inc. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Q Accountancy Corporation

Irvine, California
July 9, 2012

CROWDGATHER, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 AND 2011

	2012	2011
ASSETS
Current assets
Cash	$2,328,492	$6,667,901
Investments	28,570	-
Accounts receivable	42,995	243,917
Inventory	35,132	-
Prepaid expenses and deposits	88,932	49,729

Total current assets	2,524,121	6,961,547

Property and equipment, net of accumulated depreciation of $241,569 and $140,804, respectively	131,175	172,751

Intangible and other assets, net of accumulated amortization of $15,224 and $30,940, respectively	9,333,928	5,811,707
Goodwill	4,360,176	4,360,176

Total assets	$16,349,400	$17,306,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$54,095	$82,805
Accrued vacation	27,468	13,111
Other accrued liabilities	28,890	64,035

Total current liabilities	110,453	159,951

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,234,216 and 57,089,408 issued and outstanding, respectively	58,234	57,089
Common stock obligation	-	3,784,322
Additional paid-in capital	28,436,644	22,432,597
Accumulated deficit	(12,234,501)	(9,127,778)
Accumulated other comprehensive loss	(21,430)	-

Total stockholders’ equity	16,238,947	17,146,230

Total liabilities and stockholders’ equity	$16,349,400	$17,306,181

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

	2012	2011

Revenue	$1,932,798	$1,580,957

Cost of revenue	121,334	775,514

Gross profit	1,811,464	805,443

Operating expenses
Payroll and related expenses	1,669,289	881,857
General and administrative	3,163,126	2,806,827
Impairment of intangible asset	93,344	-
Total operating expenses	4,925,759	3,688,684

Loss from operations	(3,114,295)	(2,883,241)

Other income (expense), net	8,372	71,813

Net loss before provision for income taxes	(3,105,923)	(2,811,428)

Provision for income taxes	800	800

Net loss	$(3,106,723)	$(2,812,228)

Weighted average shares outstanding- basic and diluted	58,329,316	44,904,994

Net loss per share – basic and diluted	$(0.05)	$(0.06)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2012 AND 2011

	Preferred Series A		Common Stock		Common Stock			Accumulated Other
	Shares	Amount	Shares	Amount	Issuance Obligation	Paid-in Capital	Accumulated Deficit	Comprehensive Income/(Loss)	Total
Balance, April 30, 2010	-	-	39,823,462	39,823	-	8,763,661	(6,315,550)	-	2,487,934

Shares issued for cash, net of fees	1,300,000	1,300	8,564,935	8,565	-	8,913,999	-	-	8,923,864

Shares issued for services	-	-	380,204	380	384,600	475,020	-	-	860,000

Shares issued for prepaid expenses	-	-	18,000	18	-	15,642	-	-	15,660

Shares issued for accrued liabilities	-	-	16,437	16	-	29,984	-	-	30,000

Shares issued for purchase of intangible assets	-	-	5,508,610	5,509	3,399,722	3,604,569	-	-	7,009,800

Exercise of stock options	-	-	177,760	178	-	17,022	-	-	17,200

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2012 AND 2011

	Preferred Series A		Common Stock		Common Stock			Accumulated Other
	Shares	Amount	Shares	Amount	Issuance Obligation	Paid-in Capital	Accumuated Deficit	Comprehensive Income/(Loss)	Total

Conversion of shares	(1,300,000)	(1,300)	2,600,000	2,600	-	(1,300)	-	-	-

Amortization of stock options	-	-	-	-		614,000	-	-	614,000

Net (loss) for the year ended April 30, 2011	-	-	-	-		-	(2,812,228)	-	(2,812,228)

Balance, April 30, 2011	-	-	57,089,408	57,089	3,784,322	22,432,597	(9,127,778)	-	17,146,230

Shares issued for services	-	-	424,655	425	-	184,305	-	-	184,730

Shares issued for purchase of intangible assets	-	-	1,809,589	1,809	(2,484,600)	3,632,331	-	-	1,149,540

Cancellation of shares for intangible assets	-	-	(1,089,436)	(1,089)	(1,299,722)	1,300,811	-	-	-

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2012 AND 2011

	Preferred Series A		Common Stock		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Issuance Obligation		Paid-in Capital	Accumulated Deficit	Comprehensive Income/(Loss)	Total

Value of warrants issued	-	-	-	-		-	15,600	-		15,600

Amortization of stock options	-	-	-	-	-		871,000	-	-	871,000

Unrealized loss available for sale securities	-	-	-	-	-		-	-	(21,430)	(21,430)

Net (loss) for the year ended April 20, 2012	-	-	-	-	-		-	(3,106,723)	-	(3,106,723)

Balance April 30, 2012	-	-	58,234,216	$58,234	$-		$28,436,644	$(12,234,501)	(21,430)	$16,238,947

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(3,106,723)	$(2,812,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,705	89,887
Stock-based compensation	871,000	614,000
Stock issued for services	182,657	860,000
Impairment of customer list	93,344	-
Changes in operating assets and liabilities:
Accounts receivable	200,922	(178,078)
Inventory	(35,132)	-
Advance to employee	-	25,615
Prepaid expenses and deposits	(21,531)	(12,203)
Accounts payable and accrued liabilities	(49,498)	(481,975)

Net cash used in operating activities	(1,733,256)	(1,894,982)

Cash flows from investing activities:
Purchase of property and equipment	(59,189)	(107,450)
Purchase of investments	(50,000)	-
Purchase of intangible assets	(2,496,964)	(844,032)
Acquisitions, net of cash	-	(16,107)

Net cash used in investing activities	(2,606,153)	(967,589)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	-	1,290,363
Proceeds from the issuance of common stock, net of expenses	-	7,650,701

Net cash provided by financing activities	-	8,941,064

Net increase (decrease) in cash	(4,339,409)	6,078,493
Cash, beginning of period	6,667,901	589,408
Cash, end of period	$2,328,492	$6,667,901

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$1,600
Non-cash transactions:
Issuance of common stock for intangible assets	$1,149,541	$7,009,800
Stock issuance obligation	$2,699,722	3,784,322
Stock-based compensation	$871,000	$614,000
Stock issued for services	$182,657	$860,000
Stock issued for prepaid expenses	$35,673	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is a social networking, internet company  that specializes in developing and hosting forum based websites and is headquartered in Woodland Hills, California. The Company was incorporated under the laws of the State of Nevada on April 20, 2005.

On June 9, 2010, we acquired Adisn, Inc. through an exchange of stock. As a result, Adisn, Inc. became our wholly-owned subsidiary and provides targeted advertising and marketing services for our online customers.

Principles of Consolidation

The accompanying consolidated financial statements include our activities and our wholly-owned subsidiary, Adisn, Inc. All intercompany transactions have been eliminated.

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
APRIL 30, 2012

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
• The fee is fixed or determinable.
• Collectability is reasonably assured.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers such as facility and server equipment rent expense, energy and bandwidth costs, and support and maintenance costs. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions.

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

Comprehensive Loss

The Company applies ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the fiscal year ended April 30, 2012, the Company’s comprehensive loss was $3,128,153.

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The total purchase price of the Websites was $3,200,000, consisting of: (i) $1,400,000 payable in cash; (ii) $1,000,000 payable in 1,149,425 shares of our $.001 par value common stock (“Shares Payment”); and (iii) certain additional cash and stock compensation totaling approximately $800,000 based on certain monthly website visitor traffic milestones as specified in the PB Purchase Agreement. The Shares Payment was calculated by dividing $1,000,000 by $0.87, which was the 10 day volume weighted average price of our common stock as of May 20, 2011. During the year ended April 30, 2012, we paid $300,000 of additional cash consideration for the traffic milestones reached related to the acquisition of the Websites.

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

On September 7, 2011, we purchased certain websites, domain names and related assets from Inform Technologies, Inc. for $575,000. In connection with our purchase, we entered into a consulting agreement that required us to pay an additional $3,333 per month for three (3) months and other contingent consideration of up to $165,000 if certain conditions are met following the term of the consulting agreement.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

3.            INVENTORY

As of April 30, 2012, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $35,132.

4.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone Sciences, Inc. restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value. For the year ended April 30, 2012, we incurred an unrealized loss on this investment in the amount of $21,430.

5.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30,	April 30,
	2012	2011

Furniture, fixtures and office equipment	$30,919	$17,614
Computers, servers and equipment	341,825	295,941
	372,744	313,555
Less: accumulated depreciation	(241,569)	(140,804)

	$131,175	$172,751

Depreciation expense was $100,765 and $100,765 for the years ended April 30, 2012 and 2011, respectively.

6.            CONCENTRATIONS OF CREDIT RISK

As of April 30, 2012, one customer accounted for 100% of our outstanding receivables. In addition, two customers accounted for approximately 63% of our sales for the year ended April 30, 2012.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

7.            INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $2,504,494 and stock valued at $1,149,541 during the year ended April 30, 2012 as detailed in Note 2. Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. As of April 30, 2012, we recorded $61,880 of amortization associated with our definite lived intangibles. Intangibles consist of the following:

		April 30,	April 30,
	Est. Life	2012	2011

Online forums and related websites	Indefinite	$6,909,152	$3,262,647
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	190,000	190,000
Customer lists	3 years	0	140,000
		9,349,152	5,842,647
Less: accumulated amortization		(15,224)	(30,940)

		$9,333,928	$5,811,707

As of April 30, 2012, we recognized impairment of our customer lists with a net carrying amount of $93,344 from the Adisn acquisition since we concluded the revenue model associated with the customer list.  We do not believe any additional impairment of intangible assets has occurred.

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

8.            GOODWILL (Continued)
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

As April 30, 2012, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

9.            PREFERRED SERIES A STOCK

On October 25, 2010, we sold 1,300,000 shares of Series A Preferred Stock (“Shares”) to two foreign investors in exchange for $1,300,000, or $1.00 per share, pursuant to two subscription agreements (“Subscription Agreements”). In connection with the sale of Shares, the investors also received warrants to purchase 433,334 shares of our common stock at a purchase price of $0.95 per share. The warrant agreements (“Warrants”) provide for an expiration period of three years from the date of the investment. The designations, preferences and relative rights of the Series A Preferred Stock are specified in the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (the “Certificate of Designation”). The Certificate of Designation provides, among other things, that: (i) the conversion price for the Shares was $0.50 per share on or before March 15, 2011, and $0.33 per share after March 15, 2011, subject to adjustment from time to time for recapitalizations and as otherwise set forth in the Certificate of Designation (the “Conversion Price”); (ii) the Shares are convertible into shares of common stock at the option of the investor at any time after the date of issuance into that number of shares of common stock determined by dividing $1.00 by the Conversion Price; and (iii) the Shares are automatically converted into shares of common stock at the then effective conversion rate for such share immediately prior to the listing of our common stock on the New York Stock Exchange, the American Stock Exchange or a Nasdaq market. The Subscription Agreement also provided that from March 15, 2011 to April 14, 2011 (the “Repurchase Period”), we had an option (the “Repurchase Option”) to repurchase all or any portion of the Shares held by the investor at $1.00 per Share. The Repurchase Option automatically terminates upon any conversion of the Shares into common stock pursuant to the conversion provisions specified in the Certificate of Designation. On March 15, 2011, the 1,300,000 shares of Series A Preferred Stock were converted into 2,600,000 shares of our common stock.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

10.          COMMON STOCK

On May 1, 2011, we issued 60,000 shares of restricted common stock to a consultant for a six month service contract. The shares were valued at $61,200 based on the fair value of shares on the date of the agreement. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2012 was $61,200.

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

On July 21, 2011, we issued 178,724 shares of restricted common stock to a consultant for a twelve month service contract. The shares were valued at $84,000 based on the fair value of shares on the date of the agreement. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2012 was $65,333 with the remaining $18,667 to be amortized over the remaining life of the contract.

On July 23, 2011, we issued 482,029 shares of restricted common stock for certain service agreements in connection with our Lefora acquisition in the prior year that was previously accrued and recorded as a common stock issuance obligation. The shares have a total value of $300,000.

On October 1, 2011, we entered into an agreement for consulting services with a term of six months. This agreement calls for a monthly fee of $6,500 and the issuance of 60,000 warrants to purchase our common stock $0.26 per share. The warrants vest over the six month term at 10,000 warrants per month, expire in three years and have a cashless exercise provision. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2012 was $15,600.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
10.          COMMON STOCK (Continued)

On October 4, 2011, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and monthly stock compensation of $1,000. The stock-based expense for these 12,000 shares included in operating expenses for the year ended April 30, 2012 was $3,000.

On November 1, 2011, we entered into an agreement for consulting services with a term of 90 days. This agreement calls for monthly cash compensation of $1,500 and monthly stock compensation of 8,500 shares. The stock-based expense for these 25,500 shares included in operating expenses for the year ended April 30, 2012 was $1,700.

On November 4, 2011, we entered into an agreement for consulting services with a term of twelve months. This agreement calls for monthly cash compensation of $4,000 and stock compensation of $12,000. We recorded the 63,158 shares of our common stock as a prepaid expense. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2012 was $6,000 with the remaining $6,000 to be amortized over the remaining life of the contract.

On January 5, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and monthly stock compensation of $1,000. The stock-based expense for these 27,273 shares included in operating expenses for the year ended April 30, 2012 was $3,000.

On February 1, 2012, we entered into an agreement for consulting services with a term of two months. This agreement calls for monthly cash compensation of $1,500 and stock compensation of $4,760. The stock-based expense for these 17,000 shares included in operating expenses for the year ended April 30, 2012 was $4,760.

On March 1, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $ 6,000 and stock compensation of $7,250. The stock-based expense for these 25,000 shares included in operating expenses for the year ended April 30, 2012 was $4,833 with the remaining $2,667 to be amortized over the remaining life of the contract.

On April 1, 2012, we entered into an agreement for consulting services with a term of two months. This agreement calls for monthly cash compensation of $2,500 and stock compensation of $1,860. The stock-based expense for these 6,000 shares included in operating expenses for the year ended April 30, 2012 was $930 with the remaining $930 to be amortized over the remaining life of the contract.

On April 24, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and stock compensation of $2,900. The stock-based expense for these 10,000 shares included in operating expenses for the year ended April 30, 2012 was $0 with the remaining $2,900 to be amortized over the remaining life of the contract.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
11.          STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the year ended April 30, 2012, we issued stock options for 1,331,000 shares of our common stock, exercisable at various dates through April 2022 at fair market value at the date of grant of $0.16 to $0.86 per share to recipients pursuant to the Plan.

For the year ended April 30, 2012, we recognized $871,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the year ended April 30, 2012:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2011	3,678,750	$1.13	4.17	$3,616,656
Granted	1,331,000	0.41	9.03	1,289,804
Forfeited/Expired	(50,000)	0.25	-	(12,500)
Exercised	-	-	-	-

Outstanding, April 30, 2012	4,959,750	$0.99	8.58	$4,893,960
Exercisable, April 30, 2012	2,298,938	$1.12	7.04	$2,577,783

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
11.          STOCK OPTIONS (Continued)

A summary of the status of our unvested shares as of April 30, 2012 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2011	2,624,062	$1.13
Granted	1,331,000	0.41
Vested	(1,294,249)	0.86
Forfeited/Expired	-	-

Non-vested balance, April 30, 2012	2,660,813	$0.61

As April 30, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $1,472,910, which is expected to be recognized over a weighted-average period of approximately 8.58 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

April 30, 2012

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012
13.          COMMITMENTS AND CONTINGENCIES

The Company entered into a three month consulting services agreement from April 16, 2012 through July 16, 2012. The consulting services agreement calls for monthly payments of approximately $5,000.  Consulting expense related to this agreement for the year ended April 30, 2012 was approximately $5,000

The scheduled payments for the consulting services are as follows:

April 30, 2013	$10,000
Total	$10,000

14.         PROVISION FOR INCOME TAXES

For the year ended April 30, 2012, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of April 30, 2012, we had federal and state net operating loss carry forwards of approximately $12,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of April 30, 2012, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2012
Federal net operating loss (at 34%)	$4,080,000
State net operating loss (at 8.84%)	1,060,000
5,140,000
Less: valuation allowance	(5,140,000)

Net deferred tax assets	$-

Our valuation allowance increased by $1,284,400 and year ended April 30, 2012, respectively.

15.         SUBSEQUENT EVENTS

On May 14, 2012, the Company entered into a one month consulting services agreement for $11,500.

As of June 1, 2012, we have entered into a master lease agreement in the amount of $209,384 payable over 24 months with a monthly payment of $9,326.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

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

Management’s annual report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2012, our internal control over financial reporting is effective based on those criteria.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.02. - Results of Operations and Financial Condition” of Form 8-K.

On July 9, 2012, we issued a press release announcing our financial results for the fourth quarter and year ended April 30, 2012.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-K.

This information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act 1934, as amended, and is not incorporated by reference into any of our filings, whether made before or after the date of this Quarterly Report on Form 10-K, regardless of any general incorporation language in the filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	42	CEO, President, Secretary, Director and Chairman of the Board
Gaurav Singh	35	Chief Financial Officer
Jonathan R. Dariyanani	42	Director
James A. Sacks	46	Director
Chuck Timpe	66	Director

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

Code of Ethics.  On November 19, 2010, we adopted a Code of Conduct and Ethics (the “Ethics Code”) that applies to our directors and employees, including our principal executive officer and principal financial and accounting officer, respectively. The Ethics Code is filed as Exhibit 14.1 to our Report on Form 8-K filed on November 22, 2010. A written copy of the Code is available on our website at www.crowdgather.com.

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the year ending April 30, 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani CEO, President, Secretary	2012	240,000	0	0	0	0	0	0	240,000
	2011	163,384	0	0	157,880	0	0	0	325,984
Gaurav Singh, CFO, Treasurer	2012	160,000	0	0	38,958	0	0	0	198,958
	2011	127,615	0	0	0	0	0	0	127,615

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

Outstanding Equity Awards at Fiscal Year-end. As of April 30, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Sanjay Sabnani CEO, President, and Secretary	400,000	0	400,000	$1.49	06/20/2018	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	50,000	150,000	200,000	$1.16	03/21/2021	0	0	0	0
Gaurav Singh CFO, Treasurer	125,000	25,000	150,000	$1.00	05/09/2018	0	0	0	0
Gaurav Singh CFO, Treasurer	24,375	5,625	30,000	$1.50	11/17/2018	0	0	0	0
Gaurav Singh CFO, Treasurer	16,125	69,875	86,000	$0.66	08/01/2021	0	0	0	0

All of the options specified above vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

There were no exercises of stock options by our above named executive officers during the year ended April 30, 2012.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2012:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani, director	0	0	0	0	0	0	0
Jonathan Dariyanani director	0	0	18,120	0	0	0	18,120
James Sacks, director	0	0	18,120	0	0	0	18,120
Chuck Timpe, director	0	0	29,445	0	0	0	29,445

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of our shares of common stock beneficially owned as of June 25, 2012 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common stock;
•	each director;
•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” above; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of June 25, 2012 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after June 25, 2012 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of June 25, 2012, there were 58,234,216 shares of common stock issued and outstanding

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)

Common Stock	Sanjay Sabnani 20300 Ventura Blvd, Suite 330 Woodland Hills, CA 91364	17,880,440 shares (1) CEO, President, Secretary, Treasurer and director	30.70%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	16,210,550 shares Beneficial Owner	27.84%
Common Stock	Gaurav Singh c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	473,639 shares (4) CFO	*
Common Stock	Jonathan R. Dariyanani c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	240,000 shares (5) Director	*
Common Stock	James A. Sacks c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	525,000 shares (6) Director	*
Common Stock	Chuck Timpe c/o 20300 Ventura Blvd. Suite 330 Woodland Hills, California 91364	440,000 shares (7) Director	*
Common Stock	Manulife Financial Corp. 200 Bloor Street East Toronto, Ontario, Canada, M4W 1E5	5,974,461 shares (8) Beneficial Owner	10.26%
Common Stock	All directors and named executive officers as a group	19,551,440 shares	33.57%
* Denotes less than 1%.

(1) Includes 16,210,550 shares, which are held by Typhoon Capital Consultants, LLC, of which Sanjay Sabnani is the beneficial owner, 169,890 shares, which are held by Sabnani IRA, of which Sanjay Sabnani is the beneficial owner, 600,000 shares of common stock underlying options granted to Mr. Sabnani and 900,000 shares held by Sabnani Children Income Trust, of which Sanjay Sabnani may be deemed to have beneficial ownership due to his spouse’s role as sole trustee for this trust. Mr. Sabnani disclaims beneficial ownership of those 900,000 shares, except as to his pecuniary interest therein.
(2) Sanjay Sabnani holds voting and dispositive power over the shares of Typhoon Capital Consultants, LLC.
(3) Based on 58,234,216 common shares issued as of June 25, 2012.
(4) Includes 207,639 shares of common stock held of record by Gaurav Singh and 266,000 shares of common stock underlying options granted to Mr. Singh.
(5) Includes 240,000 shares of common stock underlying options granted to Mr. Dariyanani.
(6) Includes 285,000 shares of common stock held of record by James A. Sacks and 240,000 shares of common stock underlying options granted to Mr. Sacks.
(7) Includes 20,000 shares of common stock held of record by Chuck Timpe and 420,000 shares of common stock underlying options granted to Chuck Timpe.
(8) Calculated using the Schedule 13G filed with the SEC on February 13, 2012 by Manulife Financial Corp. (“MFC”).  MFC’s wholly-owned subsidiary, Manulife Asset Management (US) LLC (“MAM (US)”), has beneficial ownership of 5,974,461 shares of common stock (including 1,875,000 shares issuable upon exercise of warrants), of which John Hancock Small Cap Intrinsic Value Fund (“JH Small Cap Fund”) owns directly 5,825,000 shares (including 1,875,000 shares issuable upon exercise of warrants).  MAM (US) has sole voting and dispositive power over JH Small Cap Fund’s shares.

Changes in Control.  Our   management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

There have been no related party transactions for the year ended April 30, 2012, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence.   We believe that Jonathan R. Dariyanani, James A. Sacks and Chuck Timpe are independent members of our Board of Directors using the definition of independence under the rules of the SEC.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $38,450 and $17,450, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2012 and 2011, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2012 and 2011, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,250 and $1,250, respectively.

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

3.1	Articles of Incorporation (2)
3.2	Amended and Restated Articles of Incorporation (3)
3.3	Bylaws of the Company (2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (4)
3.5	Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008 (1)
3.6	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008 (1)
10.1	2008 Stock Option Plan (5)
10.2	Agreement and Plan of Merger with Adisn, Inc. (6)
10.3	Securities Escrow Agreement (6)
10.4	Asset Purchase Agreement and Plan of Reorganization with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.5	Software License Agreement with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.6	Securities Purchase Agreement dated February 28, 2011 (8)
10.7	Engagement Agreement dated February 22, 2011 (8)
10.8	Registration Rights Agreement dated February 28, 2011 (8)
10.9	Form of Warrant (8)
10.10	Stock Cancellation and Stipulation Agreement dated December 9, 2010 (9)
10.11	Website and Domain Name Purchase and Sale Agreement with PbNation, LLC (10)
14	Code of Ethics (11)
21	Subsidiaries of the Registrant (12)
23.1	Consent of Q Accountancy Corporation *
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Press Release Dated July 9, 2012*
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

CrowdGather, Inc. a Nevada corporation

July 9, 2012	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

July 9, 2012	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Sanjay Sabnani	July 9, 2012
Sanjay Sabnani
Its:	CEO, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Jonathan Dariyanani	July 9, 2012
Jonathan Dariyanani
Its:	director

By:	/s/ James Sacks	July 9, 2012
James Sacks
Its	director

By:	/s/ Chuck Timpe	July 9, 2012
Chuck Timpe
Its:	director