Form 10-Q
period 2012-07-31
CrowdGather, Inc.
filed 2012-09-10
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012

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

As of September 7, 2012, there were 58,272,708 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JULY 31, 2012 (UNAUDITED)	APRIL 30, 2012
ASSETS
Current assets
Cash	$1,817,100	$2,328,492
Accounts receivable	101,853	42,995
Investments	14,297	28,570
Inventory	34,096	35,132
Prepaid expenses and deposits	51,954	88,932

Total current assets	2,019,300	2,524,121

Property and equipment, net of accumulated depreciation of $257,766 and $241,569, respectively	331,959	131,175

Intangible and other assets, net of accumulated amortization of $22,724 and $15,224, respectively	9,390,603	9,333,928
Goodwill	4,360,176	4,360,176

Total assets	$16,102,038	$16,349,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$122,374	$54,095
Accrued vacation	40,601	27,468
Other accrued liabilities	28,574	28,890
Capital lease obligation, current portion	100,523	-

Total current liabilities	292,072	110,453

Capital lease obligation, net of current portion	89,979	-

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,272,708 and 58,234,216 issued and outstanding, respectively	58,273	58,234
Additional paid-in capital	28,608,946	28,436,644
Accumulated deficit	(12,911,529)	(12,234,501)
Accumulated other comprehensive loss	(35,703)	(21,430)

Total stockholders’ equity	15,719,987	16,238,947

Total liabilities and stockholders’ equity	$16,102,038	$16,349,400

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

Revenue	$591,202	$334,036

Cost of revenue	18,547	108,740

Gross profit	572,655	225,296

Operating expenses
Payroll and related expenses	298,064	207,074
Stock Based Compensation	158,000	150,000
General and administrative	790,916	742,250
Total operating expenses	1,246,980	1,099,324

Loss from operations	(674,325)	(874,028)

Other income (expense), net	(1,903)	3,593

Net loss before provision for income taxes	(676,228)	(870,435)

Provision for income taxes	800	800

Net loss	$(677,028)	$(871,235)

Weighted average shares outstanding- basic and diluted	58,249,977	58,254,815

Net loss per share – basic and diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net loss	$(677,028)	$(871,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,697	30,405
Stock-based compensation	158,000	150,000
Stock issued for services	14,341	30,779
Changes in operating assets and liabilities:
Accounts receivable	(58,858)	213,239
Inventory	1,036	-
Prepaid expenses and deposits	36,978	16,000
Accounts payable and accrued liabilities	81,096	109,629

Net cash used in operating activities	(420,738)	(321,183)

Cash flows from investing activities:
Purchase of property and equipment	(7,597)	(13,305)
Purchase of intangible assets	(64,175)	(1,875,964)

Net cash used in investing activities	(71,772)	(1,889,269)

Cash flows from financing activities:
Payments of capital lease obligations	(18,882)	-

Net cash used in financing activities	(18,882)	-

Net decrease in cash	(511,392)	(2,210,452)
Cash, beginning of period	2,328,492	6,667,901
Cash, end of period	$1,817,100	$4,457,449

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$1,600
Non-cash transactions:
Purchase of property and equipment	$209,384	$-
Issuance of common stock for intangible assets	$-	$1,149,541
Stock issuance obligation	$-	300,000
Stock-based compensation	$158,000	$150,000
Stock issued for services	$14,341	$30,779
Stock issued for prepaid expenses	$-	$114,421

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012
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

Principles of Consolidation

The accompanying consolidated condensed financial statements include our activities and our wholly-owned subsidiary, Adisn, Inc. All intercompany transactions have been eliminated.

Basis of Presentation

The consolidated condensed unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2012, included in our annual report on Form 10-K.

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
• The fee is fixed or determinable.
• Collectability is reasonably assured.

 Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery and distribution of our products. These include expenses related to the operation of our data centers such as facility and server equipment rent expense, energy and bandwidth costs, and support and maintenance costs. Cost of revenue also includes credit card and other transaction fees related to processing customer transactions and costs of goods sold of our synthetic human pheromone consumer products.

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the three months ended July 31, 2012, our comprehensive loss was $691,301.

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

2.             ASSET ACQUISITIONS

On June 29, 2012, we acquired the website and the related assets of sneakertalk.com for $10,175.

On July 6, 2012, (and as amended on July 9, 2012), we entered into a purchase agreement (the “Agreement”) to acquire the domain name, website, and assets related to personalitycafe.com with the site’s founder,  an unrelated third party, for $54,000.

In connection with the Agreement, we entered into a consulting agreement with the site’s founder that requires us to pay an additional 3,000 shares of our common stock per month for eighteen (18) months. We recorded the value of our common stock as of the date of agreement and have included the amount of $11,340 as prepaid expense as of July 31, 2012.

3.            INVENTORY

As of July 31, 2012, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $34,096.

4.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value. We incurred an unrealized loss on this investment of $14,273 for the three months ended July 31, 2012.

5.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31,	April 30,
	2012	2012

Furniture, fixtures and office equipment	$30,919	$30,919
Computers, servers and equipment	558,806	341,825
	589,725	372,744
Less: accumulated depreciation	(257,766)	(241,569)

	$331,959	$131,175

Depreciation expense was $16,197 for the three months ended July 31, 2012.

6.            CONCENTRATIONS OF CREDIT RISK

As of July 31, 2012, four customers accounted for 100% of our outstanding receivables and seventeen customers accounted for 100% of our sales for the three months ended July 31, 2012.

7.            INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $64,175 during the three months ended July 31, 2012 as detailed in Note 2. Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. As of July 31, 2012, we recorded $7,500 of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		July 31,	April 30,
	Est. Life	2012	2012

Online forums and related websites	Indefinite	$6,973,327	$6,909,152
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	190,000	190,000
		9,413,327	9,349,152
Less: accumulated amortization		(22,724)	(15,224)

		$9,390,603	$9,333,928

As of July 31, 2012, we do not believe any impairment of intangible assets has occurred.

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

As July 31, 2012, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

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

10.           CAPITAL LEASE OBLIGATION

On May 25, 2012, we entered into a capital lease obligation with Dell Financial Services for the acquisition of computer equipment.  Pursuant to the agreement, we are required to pay $9,326 per month for twenty-four (24) months, including interest of approximately 8% per annum, with option to purchase the products for $1.00 at the end of the lease.  Accordingly, we have capitalized the acquisition cost of $209,384 for the computer equipment.

The future maturities of our capital lease obligation as of July 31st are as follows:

July 31,	Amount
2013	$100,523	-current
2014	89,979	-long-term
Total	$190,502

During the three months ended July 31, 2012, we made payments totaling $21,761, which included principal and interest of $18,882 and $ 2,879, respectively.

11.          COMMON STOCK

On July 6, 2012, we entered into an agreement for consulting services with a term of eighteen months. This agreement calls for monthly stock compensation of 3,000 shares which was valued at $11,340 on the date the agreement was executed. The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2012 was $630 with the remaining $10,710 to be amortized over the remaining life of the contract.

On July 24, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and stock compensation of $3,900. The stock-based expense for these shares included in operating expenses for the three months ended July 31, 2012 was $0 with the remaining $3,900 to be amortized over the remaining life of the contract.

 12.          STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the three months ended July 31, 2012, we issued stock options for 75,000 shares of our common stock, exercisable at various dates through June 2022 at fair market value at the date of grant of $0.23 per share to the recipient pursuant to the Plan.

For the three months ended July 31, 2012, we recognized $158,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the three months ended July 31, 2012:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2012	4,959,750	$0.99	8.58	$4,893,960
Granted	75,000	0.23	9.92	11,693
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, July 31, 2012	5,034,750	$0.98	8.33	$4,905,653
Exercisable, July 31, 2012	2,626,500	$1.10	6.88	$2,909,515

A summary of the status of our unvested shares as of July 31, 2012 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2011	2,660,813	$0.61
Granted	75,000	0.23
Vested	(327,563)	0.84
Forfeited/Expired	-	-

Non-vested balance, July 31, 2012	2,408,250	$0.58

As July 31, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $1,318,968, which is expected to be recognized over a weighted-average period of approximately 8.33 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

July 31, 2012

Risk-free interest rate	0.00% to 0.50%
Expected volatility	100.00%
Expected option life (in years)	4.00
Expected dividend yield	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

  13.         PROVISION FOR INCOME TAXES

For the three months ended Jul y 31, 2012, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of July 31, 2012, we had federal and state net operating loss carry forwards of approximately $12,500,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of July 31, 2012, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2012
Federal net operating loss (at 34%)	$4,770,000
State net operating loss (at 8.84%)	1,232,200
6,002,200
Less: valuation allowance	(6,002,200)

Net deferred tax assets	$-

Our valuation allowance increased by $214,200 during the three months ended July 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the financial condition and results of operations of CrowdGather, Inc., a Nevada corporation herein used in this report, unless otherwise indicated, under the terms “Registrant,” “Company,” “CrowdGather,” “we,” “us” and similar terms.

Forward Looking Statements

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	changes in the Company’s business;
•	general economic, industry and market sector conditions;
•	the ability to generate increased revenues from the Company’s forums;
•	the ability to obtain additional financing to implement the Company's long-term growth strategy;
•	the ability to manage the Company's growth;
•	the ability to develop and market new technologies to respond to rapid technological changes;
•	competitive factors in the market(s) in which the Company operates; and
•	and other events, factors and risks disclosed from time to time in the Company’s filings with the Securities and Exchange Commission

No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended July 31, 2012.

Overview. We are an Internet company that specializes in monetizing a network of online forums and message boards designed to engage, provide information to and build community around users. We are in the process of building what we hope will become an important social, advertising and user generated content network by consolidating existing groups of online users that post on message boards and forums. Our goal is to create superb user experiences for forum communities and world class service offerings for forum owners. We believe that the communities built around message boards and forums are one of the most dynamic sources of information available on the web because forums are active communities built around interest and information exchange on specific topics.

Our network is comprised of two types of communities: branded forum communities and third-party hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as rapmusic.com and anythingbutipod.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The third-party hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com, Freeforums.org, forumer.com and Lefora.com.  On these sites we monetize the web traffic through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the creator of the site has decided to pay us a monthly fee in exchange for providing an ad free experience for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Part of our growth strategy includes identifying and acquiring web properties.  Since our inception we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 81 web properties and 609 web domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

During the period ended July 31, 2012, we focused a significant portion of our business efforts on improving our ability to better serve advertisers and our forum communities, and to help contribute to our long-term viability.  We are continuing to work diligently toward completion of a few key objectives that may help contribute to additional high margin revenue growth in the future.  Among those objectives include the ongoing development of our ad server for both publishers and advertisers, and the active pruning of our network to help ensure it is brand safe for advertisers.  We realize that advertisers wish to engage community enthusiasts and influencers who are passionate about products and diverse topics on clean, attractive forums.  Therefore, we are focused on completing our customized, forum-specific ad server that can be leveraged by advertisers and publishers, and on improving our network platforms through feature development and infrastructure improvements.  We are actively working toward the deployment of our ad server in the second quarter of fiscal 2013.  We expect to provide access first to advertisers for our available inventory, and shortly thereafter, we will open the ad server to publishers.  Our network infrastructure improvements and feature developments are constantly ongoing.

During July 2012, we reached over 200 million monthly page views across all properties compared to over 150 million monthly page views during July 2011, and had over 17 million monthly unique visitors compared to over 15 million monthly uniques a year earlier. We previously disclosed page view traffic guidance for fiscal 2013, and consistent with that guidance, anticipate 180 to 190 million monthly page views as we remove non-monetizeable content that also conflicts with our terms of service. However, we do not expect a significant impact to revenue with the pruning process. As of July 31, 2012, nearly 26 million users are registered on Company network sites, with 74 million total discussions and approximately 1.3 billion individual replies.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended July 31, 2012, together with notes thereto, which are included in this report.

For the three months ended July 31, 2012, as compared to the three months ended July 31, 2011.

Results of Operations

Revenues and Gross Profit. We realized revenues of $591,202 for the three months ended July 31, 2012, as compared to revenues of $334,036 for the three months ended July 31, 2011.

Our cost of revenue for the three months ended July 31, 2012 was $18,547, as compared to cost of revenue of $108,740 for the three months ended July 31, 2011. The decrease in cost of revenue was directly related to the termination of Adisn’s revenue model, which previously required us to purchase ad inventory in order to deliver advertising campaigns on behalf of direct advertisers and their agencies, and focusing on monetizing our own forum advertising inventory.  During the three months ended July 31, 2012, we no longer had cost of revenue from the Adisn ad agency campaigns. We also benefitted from acquisitions such as pbnation.com and yuku.com that help add high-margin revenue by providing additional advertising inventory for monetization.

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

Operating Expenses. For the three months ended July 31, 2012, our total operating expenses were $1,246,980, as compared to total operating expenses of $1,099,324 for the three months ended July 31, 2011. The increase between the comparable periods is primarily due to an increase of $98,990 in payroll, stock compensation, and related expenses from hiring new personnel to achieve strategic objectives, which increased in total from $357,074 for the three months ended July 31, 2011 to $456,064 for the three months ended July 31, 2012. We also had an increase in general and administrative expenses of $48,666 as a result of our recent acquisitions and the corresponding expansion of our operations, from $742,250 for the three months ended July 31, 2011 to $790,916 for the three months ended July 31, 2012.

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

Other Income (Expense.) For the three months ended July 31, 2012, we had other expense of $1,903. By comparison, for the three months ended July 31, 2011, we had other income of $3,593, consisting solely of interest income.

Net Loss. For the three months ended July 31, 2012, our net loss was $677,028, as compared to a net loss of $871,235 for the three months ended on July 31, 2011.

Liquidity and Capital Resources. Our total assets were $16,102,038 as of July 31, 2012, which consisted of cash of $1,817,100, accounts receivable of $101,853, investments of $14,297, inventory of $34,096, prepaid expenses and deposits of $51,954, property and equipment with a net value of $331,959, intangible and other assets of $9,390,603, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn.

On May 25, 2012, we entered into a master lease agreement with Dell Financial Services in the amount of $209,384 payable over 24 months with a monthly payment of $9,326. This takes care of all equipment needs for migration of our third-party hosted sites into our network operating center, through which we expect to begin realizing savings ranging from approximately $12,000 to $25,000 per month.

On June 29, 2012, we acquired the website and the related assets of www.sneakertalk.com for $10,175 paid in cash.

On July 6, 2012, we entered into a website and domain purchase and sale agreement to acquire www.personalitycafe.com in exchange for $56,000 paid in cash.  On July 9, 2012, the agreement was amended to, among other things, reduce the total price to $54,000.  In connection with the acquisition, we entered into an agreement for services with a term for eighteen months.  The agreement calls for monthly stock compensation of 3,000 shares of our common stock which was valued at $11,340, or $0.21 per share.

On July 24, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and monthly stock compensation of $1,000.

Our current liabilities as of July 31, 2012 totaled $292,072, which is comprised of accounts payable of $122,374, accrued vacation of 40,601, other accrued liabilities of $28,574 and the current portion of a capital lease obligation in the amount of $100,523.  Our capital lease obligation, net of the current portion, is $89,979 as of July 31, 2012. We had no other liabilities and no long-term commitments or contingencies at July 31, 2012.

As of July 31, 2012, we had cash of $1,817,100. We estimate that our cash on hand will be sufficient for us to continue our current operations for at least the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.  Based on our projections and the monetization of our existing ad inventory, including the completion of ongoing initiatives such as the deployment of our ad server that should result in a higher RPM, we believe we have sufficient capital to achieve cash flow break even without having to seek additional funds and capital investment.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at July 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sales of unregistered securities by us occurred during the period ended July 31, 2012:

On July 6, 2012, we issued 54,000 shares of our common stock for services in connection with our acquisition of www.personalitycafe.com. The shares were valued at $11,340, or $0.21 per share.

On July 24, 2012, we issued 14,286 shares of our common stock to a consultant for a three month services contract.  The shares were valued at $3,000, or $0.21 per share.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.02. - Results of Operations and Financial Condition” of Form 8-K.

On September 10, 2012, we issued a press release announcing our financial results for the first quarter ended July 31, 2012.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-Q.

This information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act 1934, as amended, and is not incorporated by reference into any of our filings, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in the filing.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.1	Press Release dated September 10, 2012 (1)
101.ins	Instance Document (2)
101.sch	XBRL Taxonomy Schema Document (2)
101.cal	XBRL Taxonomy Calculation Linkbase Document (2)
101.def	XBRL Taxonomy Definition Linkbase Document (2)
101.lab	XBRL Taxonomy Label Linkbase Document (2)
101.pre	XBRL Taxonomy Presentation Linkbase Document (2)

(1)	Filed herewith.

(2)
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

September 10, 2012	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

September 10, 2012	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)