Form 10-Q/A
period 2012-07-31
CrowdGather, Inc.
filed 2012-09-14
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Crowdgather, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on September 10, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 6 of Form 10-Q.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three months ended July 31, 2012.

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

(1)          Included in the Registrant’s Quarterly Report on Form 10-Q filed on September 10, 2012.
(2)          Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

September 14, 2012	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

September 14, 2012	By:	/s/ Gaurav Singh
	Its:	Gaurav Singh Chief Financial Officer (Principal Financial and Accounting Officer)