Form 10-Q
period 2012-10-31
CrowdGather, Inc.
filed 2012-12-13
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

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

As of December 13, 2012, there were 58,372,708 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	OCTOBER 31, 2012 (UNAUDITED)	APRIL 30, 2012
ASSETS
Current assets
Cash	$1,161,737	$2,328,492
Accounts receivable	182,848	42,995
Investments	28,570	28,570
Inventory	34,096	35,132
Prepaid expenses and deposits	85,791	88,932

Total current assets	1,493,042	2,524,121

Property and equipment, net of accumulated depreciation of $294,543 and $241,569, respectively	295,182	131,175

Intangible and other assets, net of accumulated amortization of $30,224 and $15,224, respectively	9,383,103	9,333,928
Goodwill	4,360,176	4,360,176

Total assets	$15,531,503	$16,349,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,250	$54,095
Accrued vacation	37,491	27,468
Other accrued liabilities	219,770	28,890
Capital lease obligation, current portion	102,522	-

Total current liabilities	369,033	110,453

Capital lease obligation, net of current portion	63,608	-

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,272,708 and 58,234,216 issued and outstanding, respectively	58,273	58,234
Additional paid-in capital	28,766,916	28,436,644
Accumulated deficit	(13,704,927)	(12,234,501)
Accumulated other comprehensive loss	(21,400)	(21,430)

Total stockholders’ equity	15,098,862	16,238,947

Total liabilities and stockholders’ equity	$15,531,503	$16,349,400

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011

Revenue	$423,732	$468,296	$1,014,934	$802,332

Cost of revenue	669	-	19,216	108,740

Gross profit	423,063	468,296	995,718	693,592

Operating expenses
Payroll and related expenses	461,133	403,306	917,197	760,380
Stock based compensation	158,000	255,600	316,000	405,600
General and administrative	594,390	569,295	1,227,306	1,161,545
Total operating expenses	1,213,523	1,228,201	2,460,503	2,327,525

Loss from operations	(790,460)	(759,905)	(1,464,785)	(1,633,933)

Other income (expense), net	(2,938)	2,172	(4,841)	5,765

Net loss before provision for income taxes	(793,398)	(757,733)	(1,469,626)	(1,628,168)

Provision for income taxes	-	-	800	800

Net loss	$(793,398)	$(757,733)	$(1,470,426)	$(1,628,968)

Weighted average shares outstanding- basic and diluted	58,272,708	58,735,772	58,261,343	58,484,532

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net loss	$(1,470,426)	$(1,628,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,974	63,690
Stock-based compensation	316,000	405,600
Stock issued for services	14,341	103,533
Changes in operating assets and liabilities:
Accounts receivable	(139,853)	218,216
Inventory	1,036	(18,490)
Prepaid expenses and deposits	3,141	(32,459)
Accounts payable and accrued liabilities	156,058	(50,957)

Net cash used in operating activities	(1,051,729)	(939,835)

Cash flows from investing activities:

Purchase of property and equipment	(7,597)	(52,590)

Purchase of intangible assets	(64,175)	(2,554,494)

Net cash used in investing activities	(71,772)	(2,607,084)

Cash flows from financing activities:
Payments on capital lease obligations	(43,254)	-

Net cash used in financing activities	(43,254)	-

Net decrease in cash	(1,166,755)	(3,546,919)
Cash, beginning of period	2,328,492	6,667,901
Cash, end of period	$1,161,737	$3,120,982

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$209,384	$-
Issuance of common stock for intangible assets	$-	$1,149,541
Stock issuance obligation	$-	2,699,722
Stock-based compensation	$316,000	$405,600
Stock issued for services	$14,341	$103,533
Stock issued for prepaid expenses	$-	$46,367

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
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

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2012, included in our annual report on Form 10-K.

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
OCTOBER 31, 2012
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
• The fee is fixed or determinable.
• Collectability is reasonably assured.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the fulfillment of specific customer advertising campaigns, including the purchases of advertising inventory and the costs associated with the manufacturing and distribution of our synthetic human pheromone consumer products.

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was $779,095 and $1,470,396 for the three and six months ended October 31, 2012, respectively.

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
OCTOBER 31, 2012
(UNAUDITED)

2.            ASSET ACQUISITIONS

On June 29, 2012, we acquired the website and the related assets of sneakertalk.com for $10,175.

On July 6, 2012, (and as amended on July 9, 2012), we entered into a Website and Domain Name Purchase Agreement to acquire the domain name, website, and assets related to personalitycafe.com with the site’s founder,  an unrelated third party, for $54,000.

In connection with the Agreement, we entered into a consulting agreement with the site’s founder that requires us to pay an additional 3,000 shares per month for eighteen (18) months of our common stock.

We recorded the value of our common stock as of the commencement date of the consulting agreement and have included the amount as prepaid expense as of October 31, 2012 of  $8,820.

3.            INVENTORY

As of October 31, 2012, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $34,096.

4.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value. We recognized an unrealized gain on this investment of $14,303 and $30 for the three and six months ended October 31, 2012, respectively.

5.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31,	April 30,
	2012	2012

Furniture, fixtures and office equipment	$30,919	$30,919
Computers, servers and equipment	558,806	341,825
	589,725	372,744
Less: accumulated depreciation	(294,543)	(241,569)

	$295,182	$131,175

Depreciation expense was $52,974 for the six months ended October 31, 2012.

6.            CONCENTRATIONS OF CREDIT RISK

As of October 31, 2012, five customers accounted for approximately 71% of our outstanding receivables and a corresponding 42% of our sales for the six months ended October 31, 2012.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

7.            INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $64,175 during the six months ended October 31, 2012 as detailed in Note 2. Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. During the six months ended October 31, 2012, we recorded $15,000 of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		October 31,	April 30,
	Est. Life	2012	2012

Online forums and related websites	Indefinite	$6,973,327	$6,909,152
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	190,000	190,000
		9,413,327	9,349,152
Less: accumulated amortization		(30,224)	(15,224)

		$9,383,103	$9,333,928

As of October 31, 2012, we do not believe any impairment of intangible assets has occurred.

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

Testing Goodwill for Impairment: In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013.  The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

As October 31, 2012, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

9.            PREFERRED SERIES A STOCK

On October 25, 2010, we sold 1,300,000 shares of Series A Preferred Stock (“Shares”) to two foreign investors in exchange for $1,300,000, or $1.00 per share, pursuant to two subscription agreements.  In connection with the sale of Shares, the investors also received warrants to purchase 433,334 shares of our common stock at a purchase price of $0.95 per share. The warrant agreements provide for an expiration period of three years from the date of the investment. On March 15, 2011, the 1,300,000 shares of Series A Preferred Stock were converted into 2,600,000 shares of our common stock.

10.         CAPITAL LEASE OBLIGATION

On May 25, 2012, we entered into a capital lease obligation for the acquisition of computer equipment.  Pursuant to the agreement, we are required to pay $9,326 per month for twenty-four (24) months, including interest of approximately 8% per annum, with option to purchase the products for $1.00 at the end of the lease.  Accordingly, we have capitalized the acquisition cost of  $209,384 for the computer equipment.

The future maturities of our capital lease obligation as of October 31st are as follows:

October 31,	Amount
2013	$102,522	-current
2014	63,608	-long-term
Total	$166,130

During the six months ended October 31, 2012, we made payments totaling $49,738, which included principal and interest of $43,254 and $ 6,484, respectively.

11.          COMMON STOCK

On July 6, 2012, we entered into an agreement for consulting services with a term of eighteen months. This agreement calls for monthly stock compensation of 3,000 shares which was valued at $11,340 on the date the agreement was executed. The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2012 was $2,520 with the remaining $8,820 to be amortized over the remaining life of the contract.

On July 24, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and stock compensation of $3,000. The stock-based expense for these shares included in operating expenses for the six months ended October 31, 2012 was $3,000.

12.         STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the six months ended October 31, 2012, we issued stock options for 475,000 shares of our common stock, exercisable at various dates through September 2022 at fair market value at the date of grant ranging from $0.12 - $0.16 per share to the recipient pursuant to the Plan.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

12.         STOCK OPTIONS (Continued)

For the six months ended October 31, 2012, we recognized $316,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the six months ended October 31, 2012:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2012	4,959,750	$0.99	8.20	$4,893,960
Granted	475,000	0.15	9.86	61,013
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, October 31, 2012	5,434,750	$0.91	8.19	$4,954,973
Exercisable, October 31, 2012	2,890,937	$1.09	6.69	$3,152,966

A summary of the status of our unvested shares as of October 31, 2012 is presented below:
	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2011	2,660,813	$0.61
Granted	475,000	0.13
Vested	(592,000)	0.78
Forfeited/Expired	-	-

Non-vested balance, October 31, 2012	2,543,813	$0.50

As October 31, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $1,368,288, which is expected to be recognized over a weighted-average period of approximately 8.19 years.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

13.         PROVISION FOR INCOME TAXES

For the six months ended October 31, 2012, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of October 31, 2012, we had federal and state net operating loss carry forwards of approximately $13,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of October 31, 2012, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2012
Federal net operating loss (at 34%)	$4,940,000
State net operating loss (at 8.84%)	1,276,400
6,216,400
Less: valuation allowance	(6,216,400)

Net deferred tax assets	$-

Our valuation allowance increased by $428,400 during the six months ended October 31, 2012.

14.         SUBSEQUENT EVENTS

On November 26, 2012, we entered into a consulting agreement with an independent third party to provide management consulting and investor relation services for a period of six months (the “initial term”).  Pursuant to the agreement, we issued 100,000 shares of our restricted common stock upon execution and are required to pay $18,000 in monthly installments of $3,000 due at the first of each month.  The shares of common stock issued are subject to a twelve month lockup agreement that provides that the third party will not sell, transfer, or otherwise dispose of the shares until November 26, 2013.

In addition, if during the initial term, our common stock price closes at or above $0.30 per share for two consecutive trading days, then the agreement will automatically renew for another six-month period and we will be required to pay another $18,000 in monthly installments of $3,000.  If during the initial term, our stock price closes above $0.40 per share for two consecutive trading days, we will issue the third party an additional 50,000 shares of our restricted common stock.  If during the initial term, our stock price closes above $0.50 per share for two consecutive trading days, we will issue the third party an additional 50,000 shares of our restricted common stock (100,000 shares cumulating).

On December 7, 2012, we received a Notice of Allowance from the United States Patent and Trademark Office for our patent application No 13/284,799 containing claims regarding our invention for systems and methods for targeted advertising. The claims underlying this patent relate to a system for generating targeted advertisement recommendations based upon the social momentum between associated keywords.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended October 31, 2012.

Overview. We are an Internet company that specializes in monetizing a network of online forums and message boards designed to engage, provide information to and build community around users. We are in the process of building what we hope will become an important social, advertising and user generated content network by consolidating existing groups of online users who post on message boards and forums. Our goal is to create superb user experiences for forum communities and world class service offerings for forum owners. We believe that the communities built around message boards and forums are one of the most dynamic sources of information available on the web because forums are active communities built around interest and information exchange on specific topics.

Our network is comprised of two types of communities: branded forum communities and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as rapmusic.com and PbNation.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com, Freeforums.org, Forumer.com and Lefora.com.  On these sites we monetize the web traffic through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

Part of our growth strategy includes identifying and acquiring web properties.  Since our inception we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 80 web properties and 600 web domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

During the period ended October 31, 2012, we focused a significant portion of our business efforts on improving our ability to better serve advertisers and our forum communities, and to help contribute to our long-term viability.   We deployed our forum advertising marketplace at the end of the second quarter of fiscal 2013, and continue to develop features and modules to better support our key customers – both advertisers and publishers.  As we continue with technical development, we are ramping up efforts to sell our existing forum ad inventory at higher rates, and are beginning to represent ad inventory for third-party publishers, including other large hosted platforms  Our goal is to help advertisers engage with communities of enthusiasts by using a variety of tools available on our forum advertising marketplace.  In the coming 2013 calendar year, we hope to leverage our advertising marketplace to increase our overall revenue, while we also continue to focus on improving our forum network to enhance our user and community experience.

We previously disclosed an estimated range of 180 to 190 million monthly page views for fiscal 2013 primarily based on our ongoing efforts to prune the network of non-monetizable content that also conflicts with our terms of service.  During October 2012, we had over 175 million monthly page views across all properties and had over 14 million monthly unique visitors according to Google Analytics. The decline in page views is due in part to the pruning process, but also because of multiple network outages we experienced by hosting our data with Amazon’s Web Services.  Additionally, we discovered that mobile traffic has increased to approximately 15% of our overall monthly traffic from less than 10% a year earlier, and because mobile users spend fewer page views per visit, we believe that the increase in mobile traffic has in part contributed to the decline in total monthly page views.  We anticipate that mobile traffic will continue to increase across our network, and expect that total monthly page views for fiscal 2013 may range between 160 to 170 million.   However, we do not expect that these fluctuations in total monthly page views, including any traffic declines after additional pruning, to adversely impact revenues.   As of October 31, 2012, over 22 million users are registered on Company network sites, with over 77 million total discussions and approximately 1.5 billion individual replies.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2012, together with notes thereto, which are included in this report.

For the three months ended October 31, 2012, as compared to the three months ended October 31, 2011.

Results of Operations

Revenues and Gross Profit. We realized revenues of $423,732 for the three months ended October 31, 2012, as compared to revenues of $468,296 for the three months ended October 31, 2011.  The decrease between comparable periods is primarily due to the timing of certain advertising campaigns that occurred in the three months ended October 31, 2011.

Our cost of revenue for the three months ended October 31, 2012 was $669, as compared to cost of revenue of $0 for the three months ended October 31, 2011.

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

Operating Expenses. For the three months ended October 31, 2012, our total operating expenses were $1,213,523, as compared to total operating expenses of $1,228,201 for the three months ended October 31, 2011. The decrease between the comparable periods is primarily due to a decrease of $39,773 in payroll, stock compensation, and related expenses, which decreased in total from $658,906 for the three months ended October 31, 2011 to $619,133 for the three months ended October 31, 2012 as stock compensation decreased by $97,600 offset by an increase of $57,827 from hiring new personnel to achieve strategic objectives.  We also had an increase in general and administrative expenses of $25,095 as a result of expansion of our operations, from $569,295 for the three months ended October 31, 2011 to $594,390 for the three months ended October 31, 2012.

We may acquire additional web properties, which would result in our future monthly operating expenses increasing from our current expense levels due to integration of the related online assets. Also, we may incur other costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Other Income (Expense.) For the three months ended October 31, 2012, we had other expense of $2,938. By comparison, for the three months ended October 31, 2011, we had other income of $2,172, consisting solely of interest income.

Net Loss. For the three months ended October 31, 2012, our net loss was $793,398, as compared to a net loss of $757,733 for the three months ended on October 31, 2011.

For the six months ended October 31, 2012, as compared to the six months ended October 31, 2011.

Results of Operations

Revenues and Gross Profit. We realized revenues of $1,014,934 for the six months ended October 31, 2012, as compared to revenues of $802,332 for the six months ended October 31, 2011.  The increase between comparable periods is primarily due to acquisitions and improved monetization of our existing ad inventory.

Our cost of revenue for the six months ended October 31, 2012 was $19,216, as compared to cost of revenue of $108,740 for the six months ended October 31, 2011. The decrease was due to our not incurring cost of revenue associated with the purchase of advertising inventory for the fulfillment of specific customer advertising campaigns in the six months ended October 31, 2012, and from our focusing on monetizing our own forum advertising inventory.

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

Operating Expenses. For the six months ended October 31, 2012, our total operating expenses were $2,460,503, as compared to total operating expenses of $2,327,525 for the six months ended October 31, 2011. The increase between the comparable periods is primarily due to an increase of $67,217 in payroll, stock compensation, and related expenses from hiring new personnel to achieve strategic objectives, which increased in total from $1,165,980 for the six months ended October 31, 2011 to $1,233,197 for the six months ended October 31, 2012. We also had an increase in general and administrative expenses of $65,761 as a result of our recent acquisitions and the corresponding expansion of our operations, from $1,161,545 for the six months ended October 31, 2011 to $1,227,306 for the six months ended October 31, 2012.

We may acquire additional web properties, which would result in our future monthly operating expenses increasing from our current expense levels due to integration of the related online assets. Also, we may incur other costs relating to newly acquired websites. We will continue to incur significant general and administrative expenses, but also expect to generate increased revenues after further developing our business.

Other Income (Expense.) For the six months ended October 31, 2012, we had other expense of $4,841. By comparison, for the six months ended October 31, 2011, we had other income of $5,765, consisting solely of interest income.

Net Loss. For the six months ended October 31, 2012, our net loss was $1,470,426, as compared to a net loss of $1,628,968 for the six months ended on October 31, 2011.

Liquidity and Capital Resources. Our total assets were $15,531,503 as of October 31, 2012, which consisted of cash of $1,161,737, accounts receivable of $182,848, investments of $28,570, inventory of $34,096, prepaid expenses and deposits of $85,791, property and equipment with a net value of $295,182, intangible and other assets of $9,383,103, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn.

Our current liabilities as of October 31, 2012 totaled $369,033, which is comprised of accounts payable of $9,250, accrued vacation of $37,491, other accrued liabilities of $219,770 and the current portion of a capital lease obligation in the amount of $102,522.  Our capital lease obligation, net of the current portion, is $63,608 as of October 31, 2012. We had no other liabilities and no long-term commitments or contingencies at October 31, 2012.

As of October 31, 2012, we had cash of $1,161,737.   The period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors including increasing revenues through the monetization of our forum advertising marketplace and existing ad inventory and anticipated efficiencies gained from the completion of ongoing automation and technical initiatives.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2012.

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

On December 13, 2012, we issued a press release announcing our financial results for the second quarter ended October 31, 2012.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-Q.

This information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act 1934, as amended, and is not incorporated by reference into any of our filings, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in the filing.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated December 13, 2012
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

December 13, 2012	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

December 13, 2012	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss Chief Financial Officer (Principal Financial and Accounting Officer)