Form 10-Q
period 2013-01-31
CrowdGather, Inc.
filed 2013-03-14
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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

As of March 14, 2013, there were 58,372,708 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JANUARY 31, 2013 (UNAUDITED)	APRIL 30, 2012
ASSETS
Current assets
Cash	$489,073	$2,328,492
Accounts receivable	286,250	42,995
Investments	21,429	28,570
Inventory	33,281	35,132
Prepaid expenses and deposits	65,976	88,932

Total current assets	896,009	2,524,121

Property and equipment, net of accumulated depreciation of $329,006 and $241,569, respectively	260,719	131,175

Intangible and other assets, net of accumulated amortization of $37,724 and $15,224, respectively	9,375,603	9,333,928
Goodwill	4,360,176	4,360,176

Total assets	$14,892,507	$16,349,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,000	$54,095
Accrued vacation	34,589	27,468
Other accrued liabilities	147,119	28,890
Capital lease obligation, current portion	104,561	-

Total current liabilities	294,269	110,453

Capital lease obligation, net of current portion	36,710	-

Stockholders’ equity
Preferred Series A stock, $0.001 par value, 25,000,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,372,708 and 58,234,216 issued and outstanding, respectively	58,373	58,234
Additional paid-in capital	28,918,846	28,436,644
Accumulated deficit	(14,387,120)	(12,234,501)
Accumulated other comprehensive loss	(28,571)	(21,430)

Total stockholders’ equity	14,561,528	16,238,947

Total liabilities and stockholders’ equity	$14,892,507	$16,349,400

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012

Revenue	$508,689	$549,750	$1,523,623	$1,352,082

Cost of revenue	25,752	4,793	44,968	113,533

Gross profit	482,937	544,957	1,478,655	1,238,549

Operating expenses
Payroll and related expenses	482,172	447,393	1,399,369	1,207,773
Stock based compensation	140,000	234,800	456,000	640,400
General and administrative	540,075	611,181	1,767,381	1,772,726
Total operating expenses	1,162,247	1,293,374	3,622,750	3,620,899

Loss from operations	(679,310)	(748,417)	(2,144,095)	(2,382,350)

Other income (expense), net	(2,883)	1,437	(7,724)	7,202

Net loss before provision for income taxes	(682,193)	(746,980)	(2,151,819)	(2,375,148)

Provision for income taxes	-	-	800	800

Net loss	$(682,193)	$(746,980)	$(2,152,619)	$(2,375,948)

Weighted average shares outstanding- basic and diluted	58,343,360	58,139,676	58,308,544	58,369,580

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net loss	$(2,152,619)	$(2,375,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,937	97,305
Stock-based compensation	456,000	640,400
Stock issued for services	26,341	133,168
Changes in operating assets and liabilities:
Accounts receivable	(243,255)	243,917
Inventory	1,851	(50,083)
Prepaid expenses and deposits	22,956	(26,020)
Accounts payable and accrued liabilities	79,255	(42,994)

Net cash used in operating activities	(1,699,534)	(1,380,255)

Cash flows from investing activities:
Purchase of property and equipment	(7,597)	(52,590)
Purchase of intangible assets	(64,175)	(2,554,494)

Net cash used in investing activities	(71,772)	(2,607,084)

Cash flows from financing activities:

Payments on capital lease obligations	(68,113)	-

Net cash used in financing activities	(68,113)	-

Net decrease in cash	(1,839,419)	(3,987,339)
Cash, beginning of period	2,328,492	6,667,901
Cash, end of period	$489,073	$2,680,562

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$209,384	$-
Issuance of common stock for intangible assets	$-	$1,149,541
Stock issuance obligation	$-	2,699,722
Stock-based compensation	$456,000	$640,400
Stock issued for services	$26,341	$133,168
Stock issued for prepaid expenses	$-	$50,392

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
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

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2012, included in our annual report on Form 10-K.

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
JANUARY 31, 2013
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
JANUARY 31, 2013
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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was $689,334 and $2,159,760 for the three and nine months ended January 31, 2013, respectively.

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
JANUARY 31, 2013
(UNAUDITED)

2.            ASSET ACQUISITIONS

On June 29, 2012, we acquired the website and the related assets of sneakertalk.com for $10,175.

On July 6, 2012, (and as amended on July 9, 2012), we entered into a Website and Domain Name Purchase Agreement to acquire the domain name, website, and assets related to personalitycafe.com with the site’s founder, an unrelated third party, for $54,000.  In connection with the purchase, we entered into a consulting agreement with the site’s founder that requires us to pay an additional 3,000 shares per month for eighteen (18) months of our common stock.

We recorded the value of our common stock as of the commencement date of the consulting agreement.

3.            INVENTORY

As of January 31, 2013, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $33,281.

4.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

5.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31,	April 30,
	2013	2012

Furniture, fixtures and office equipment	$30,919	$30,919
Computers, servers and equipment	558,806	341,825
	589,725	372,744
Less: accumulated depreciation	(329,006)	(241,569)

	$260,719	$131,175

Depreciation expense was $87,437 for the nine months ended January 31, 2013.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(UNAUDITED)

6.            CONCENTRATIONS OF CREDIT RISK

As of January 31, 2013, five customers accounted for approximately 66% of our outstanding receivables and a corresponding 30% of our sales for the nine months ended January 31, 2013.

7.            INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $64,175 during the nine months ended January 31, 2013 as detailed in Note 2. Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. During the nine months ended January 31, 2013, we recorded $37,724 of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		January 31,	April 30,
	Est. Life	2013	2012

Online forums and related websites	Indefinite	$6,973,327	$6,909,152
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	190,000	190,000
		9,413,327	9,349,152
Less: accumulated amortization		(37,724)	(15,224)

		$9,375,603	$9,333,928

As of January 31, 2013, we do not believe any impairment of intangible assets has occurred.

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

As January 31, 2013, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
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

The future maturities of our capital lease obligation as of January 31, 2013 are as follows:

January 31,	Amount
2013	$104,561	-current
2014	36,710	-long-term
Total	$141,271

During the nine months ended January 31, 2013, we made payments totaling $77,716, which included principal and interest of $68,113 and $9,603, respectively.

11.          COMMON STOCK

On July 6, 2012, we entered into an agreement for consulting services with a term of eighteen months. This agreement calls for monthly stock compensation of 3,000 shares which was valued at $11,340 on the date the agreement was executed. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2013 was $2,520 with the remaining $8,820 to be amortized over the remaining life of the contract.

On July 24, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and stock compensation of $3,000. The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2013 was $3,000.

On November 26, 2012, we entered into a consulting agreement with an independent third party to provide management consulting and investor relation services for a period of six months.  Pursuant to the agreement, we issued 100,000 shares of our restricted common stock upon execution, valued at $12,000, and are required to pay $18,000 in monthly cash installments of $3,000 due at the first of each month.  The stock-based expense for these shares included in operating expenses for the nine months ended January 31, 2013 was $12,000.

In addition, if during the initial six month term, our common stock price closes at or above $0.30 per share for two consecutive trading days, then the agreement will automatically renew for another six-month period and we will be required to pay another $18,000 in monthly cash installments of $3,000.  If during the initial six month term, our stock price closes above $0.40 per share for two consecutive trading days, we will issue the third party an additional 50,000 shares of our restricted common stock.  If during the initial six month term, our stock price closes above $0.50 per share for two consecutive trading days, we will issue the third party an additional 50,000 shares of our restricted common stock (100,000 shares cumulating).

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(UNAUDITED)

12.         STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the nine months ended January 31, 2013, we issued stock options for 1,675,000 shares of our common stock, exercisable at various dates through December 2022 at fair market value at the date of grant ranging from $0.09 - $0.23 per share to the recipient pursuant to the Plan.

For the nine months ended January 31, 2013, we recognized $456,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the nine months ended January 31, 2013:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2012	4,959,750	$0.99	8.20	$4,893,960
Granted	1,675,000	0.13	9.82	186,533
Forfeited/Expired	(536,000)	1.00	2.06	(299,655)
Exercised	-	-	-	-

Outstanding, January 31, 2013	6,098,750	$0.75	8.23	$4,780,838
Exercisable, January 31, 2013	2,647,500	$0.81	6.78	$2,854,556

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(UNAUDITED)

12.         STOCK OPTIONS (Continued)

A summary of the status of our unvested shares as of January 31, 2013 is presented below:
	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2012	2,660,813	$0.61
Granted	1,675,000	0.13
Vested	(434,815)	0.73
Forfeited/Expired	(449,748)	1.00

Non-vested balance, January 31, 2013	3,451,250	$0.40

As January 31, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $1,157,570, which is expected to be recognized over a weighted-average period of approximately 9.92 years.

13.         PROVISION FOR INCOME TAXES

For the nine months ended January 31, 2013, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of January 31, 2013, we had federal and state net operating loss carry forwards of approximately $15,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of January 31, 2013, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2013
Federal net operating loss (at 34%)	$5,100,000
State net operating loss (at 8.84%)	1,326,000
6,426,000
Less: valuation allowance	(6,426,000)

Net deferred tax assets	$-

Our valuation allowance increased by $638,000 during the nine months ended January 31, 2013.

14.         SUBSEQUENT EVENTS

On February 19, 2013, Andrew Moeck and Wendell Brown filed a complaint against the Company in the Superior Court of California, Los Angeles County relating to the earn-out calculation in the Securities Escrow Agreement dated June 9, 2010 (the “Securities Escrow Agreement”) from the acquisition of Adisn, Inc.  The complaint alleges that the Company breached its obligations pursuant to the Securities Escrow Agreement by failing to authorize the release of all of the escrowed shares and seeks compensatory, consequential and punitive damages to be proven at trial.  We believe the lawsuit has no merit and intend to vigorously defend this action.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	changes in the Company’s business;
•	general economic, industry and market sector conditions;
•	the ability to generate increased revenues from the Company’s forums;
•	the ability to obtain additional financing to implement the Company's growth strategy;
•	the ability to manage the Company's growth;
•	the ability to develop and market new technologies to respond to rapid technological changes;
•	competitive factors in the market(s) in which the Company operates; and
•	and other events, factors and risks disclosed from time to time in the Company’s filings with the Securities and Exchange Commission

No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended January 31, 2013.

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

Our network is comprised of two types of communities: branded forum communities and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as rapmusic.com and PbNation.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com, Freeforums.org and Lefora.com.  On these sites we monetize the web traffic through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

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

During the period ended January 31, 2013, we focused a significant portion of our business efforts on improving our ability to better serve advertisers and our forum communities, and to help contribute to our long-term viability.   We deployed our forum advertising marketplace at the end of the second quarter of fiscal 2013, and continue to develop features and modules to better support our key customers – both advertisers and publishers.  As we continue with technical development, we are ramping up efforts to sell our existing forum ad inventory at higher rates, and are beginning to represent ad inventory for third-party publishers, including other large hosted platforms.  Our goal is to help advertisers engage with communities of enthusiasts by using a variety of tools available on our forum advertising marketplace.  During the 2013 calendar year, we hope to leverage our advertising marketplace to increase our overall revenue, while we also continue to focus on improving our forum network to enhance our user and community experience.

During January 2013, we had over 168 million monthly page views across all properties and had over 14 million monthly unique visitors according to Google Analytics. Additionally, we experienced approximately 15% of our overall monthly traffic from mobile devices.  During the 2013 calendar year, we intend to continue to prune our network of non-monetizable pages. We do not expect that the pruning of those non-monetizable pages and any resulting reduction in total monthly page views will adversely impact revenues.   As of January 31, 2013, over 20 million users are registered on Company network sites, with over 75 million total discussions and approximately 1.5 billion individual replies.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2013, together with notes thereto, which are included in this report.

For the three months ended January 31, 2013, as compared to the three months ended January 31, 2012.

Results of Operations

Revenues and Gross Profit. We realized revenues of $508,689 for the three months ended January 31, 2013, as compared to revenues of $549,750 for the three months ended January 31, 2012.  The decrease between comparable periods is primarily due to unexpected market volatility resulting in lower advertising payouts that occurred in the three months ended January 31, 2013.

Our cost of revenue for the three months ended January 31, 2013 was $25,752, as compared to cost of revenue of $4,793 for the three months ended January 31, 2012.  Cost of revenue increased slightly due to advertising inventory purchases associated with the fulfillment of specific customer advertising campaigns.

Our gross profit for the three months ended January 31, 2013 was $482,937 as compared to gross profit of $544,957 for the three months ended January 31, 2012.

To grow our business during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing our ability to better serve advertisers and our existing forum communities.  Additionally, although our advertising marketplace, Adisn, has yet to contribute to revenue growth, we expect to dedicate increased resources toward the platform and anticipate a benefit during the 2013 calendar year.  Our failure to increase revenues and fully deploy our marketplace will hinder our ability to increase the size of our operations. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended January 31, 2013, our total operating expenses were $1,162,247, as compared to total operating expenses of $1,293,374 for the three months ended January 31, 2012. The decrease between the comparable periods is primarily due to a reduction of $94,800 in stock compensation expense which decreased from $234,800 for the three months ended January 31, 2012 to $140,000 for the three months ended January 31, 2013.  We also had a decrease in general and administrative expenses of $71,106 as a result of operating efficiencies gained in our operations, from $611,181 for the three months ended January 31, 2012 to $540,075 for the three months ended January 31, 2013.

We are currently implementing our expense reduction plan and expect to reduce our annualized operating expenses from a run rate of approximately $4.0 million to an estimated $2.5 million. We believe we can implement that plan without significantly impacting our revenues.

Other Income (Expense.) For the three months ended January 31, 2013, we had other expense of $2,883, primarily consisting of interest expense related to our capital lease obligation. By comparison, for the three months ended January 31, 2012, we had other income of $1,437, consisting solely of interest income.

Net Loss. For the three months ended January 31, 2013, our net loss was $682,193, as compared to a net loss of $746,980 for the three months ended on January 31, 2012.

For the nine months ended January 31, 2013, as compared to the nine months ended January 31, 2012.

Results of Operations

Revenues and Gross Profit. We realized revenues of $1,523,623 for the nine months ended January 31, 2013, as compared to revenues of $1,352,082 for the nine months ended January 31, 2012.  The increase between comparable periods is primarily due to acquisitions and improved monetization of our existing ad inventory.

Our cost of revenue for the nine months ended January 31, 2013 was $44,968, as compared to cost of revenue of $113,533 for the nine months ended January 31, 2012. The decrease was primarily due to reduced cost of revenue associated with the purchase of advertising inventory for the fulfillment of specific customer advertising campaigns in the nine months ended January 31, 2013, and from our focusing on monetizing our own forum advertising inventory.

Our gross profit for the nine months ended January 31, 2013 was $1,478,655 as compared to gross profit of $1,238,549 for the nine months ended January 31, 2012.

To grow our business during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing our ability to better serve advertisers and our existing forum communities.  Additionally, although our advertising marketplace, Adisn, has yet to contribute to revenue growth, we expect to dedicate increased resources toward the platform and anticipate a benefit during the 2013 calendar year.  Our failure to increase revenues and fully deploy our marketplace will hinder our ability to increase the size of our operations. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the nine months ended January 31, 2013, our total operating expenses were $3,622,750, as compared to total operating expenses of $3,620,899 for the nine months ended January 31, 2012.

We are currently implementing our expense reduction plan and expect to reduce our annualized operating expenses from a run rate of approximately $4.0 million to an estimated $2.5 million. We believe we can implement that plan  without significantly impacting our revenues.

Other Income (Expense.) For the nine months ended January 31, 2013, we had other expense of $7,724, primarily consisting of interest expense related to our capital lease obligation. By comparison, for the nine months ended January 31, 2012, we had other income of $7,202, consisting solely of interest income.

Net Loss. For the nine months ended January 31, 2013, our net loss was $2,152,619, as compared to a net loss of $2,375,948 for the nine months ended on January 31, 2012.

Liquidity and Capital Resources. Our total assets were $14,892,507 as of January 31, 2013, which consisted of cash of $489,073, accounts receivable of $286,250, investments of $21,429, inventory of $33,281, prepaid expenses and deposits of $65,976, property and equipment with a net value of $260,719, intangible and other assets of $9,375,603, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn.

Our current liabilities as of January 31, 2013, totaled $294,269, which is comprised of accounts payable of $8,000, accrued vacation of $34,589, other accrued liabilities of $147,119 and the current portion of a capital lease obligation in the amount of $104,561.  Our capital lease obligation, net of the current portion, is $36,710 as of January 31, 2013. We had no other liabilities and no long-term commitments or contingencies at January 31, 2013.

As of January 31, 2013, we had cash of $489,073.  At our current annualized operating expense level of approximately $4.0 million, we estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months and we will need additional cash to expand our operations. We are currently implementing our expense reduction plan and expect to reduce our annualized operating expenses to an estimated run rate of $2.5 million. We believe we can implement that plan without significantly impacting our revenues.  The period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors including increasing revenues through the monetization of our forum advertising marketplace and existing ad inventory and anticipated efficiencies gained from the completion of ongoing automation and technical initiatives.

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
On February 19, 2013, Andrew Moeck and Wendell Brown filed a complaint against the Company in the Superior Court of California, Los Angeles County relating to the earn-out calculation in the Securities Escrow Agreement dated June 9, 2010 (the “Securities Escrow Agreement”) from the acquisition of Adisn, Inc.  The complaint alleges that the Company breached its obligations pursuant to the Securities Escrow Agreement by failing to authorize the release of all of the escrowed shares and seeks compensatory, consequential and punitive damages to be proven at trial.  We believe the lawsuit has no merit and intend to vigorously defend this action.

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

On March 14, 2013, we issued a press release announcing our financial results for the third quarter ended January 31, 2013.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-Q.

This information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act 1934, as amended, and is not incorporated by reference into any of our filings, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in the filing.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 14, 2013
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

March 14, 2013	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

March 14, 2013	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss Chief Financial Officer (Principal Financial and Accounting Officer)