Form 10-K
period 2013-04-30
CrowdGather, Inc.
filed 2013-07-24
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 31, 2012, approximately $5,055,271.

As of July 17, 2013, there were 58,372,708 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TABLE OF CONTENTS

PAGE

PART I

PART II

PART III

PART IV
Item 15.	Exhibits, Financial Statement Schedules	45

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

Our network is comprised of two types of forum communities: branded and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as RapMusic.com and PbNation.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com, Freeforums.org or Lefora.com.  We monetize the web traffic on these sites through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.
Part of our growth strategy includes identifying and acquiring additional web properties.  Since our inception we have been researching potential opportunities to acquire online forums within targeted content and advertising verticals in our industry in order to expand our operations. In addition to the over 80 web properties and 600 web domain names acquired to date, we also maintain ongoing discussions with representatives of certain web properties and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us.

Our Community of Online Forums. Our forum community connects what we believe is a robust and vibrant network of people sharing their questions, expertise and experiences. We hope that this collection of forums will help users easily access relevant, dynamic, and compelling user-generated content, conversations and commerce.

Our primary objective is to maximize the monetization of page views and user actions across our network of forum properties, with a primary focus on U.S. and Western traffic that can earn more lucrative ad payouts. Among other considerations, defining potential monetization typically includes the review of traffic analytics. Historically, we have reported ranges of monthly page views and monthly unique visitors as of a given point in time. However, when we purchase a site, the seller may not have analytics tags installed to properly gauge traffic and occasionally we must install the analytics tags in order to define and then estimate key traffic statistics. Combined with our ongoing efforts to create premium ad inventory by removing inactive sites, and pruning other sites to remove content that violates our advertising partners’ terms of service agreements and international content that is not easily monetized, the use of such estimates can contribute to quarter over quarter variances in traffic analytics. We will from time to time continue to engage in pruning our sites to remove inactive accounts and other content where monetization is not feasible. These activities can contribute to creating an improved ad network capable of earning higher ad rates, but they can also result in reductions of page views, unique visitors, registered users, discussions and posts. Although traffic analytics such as monthly page views and monthly unique visitors can be useful indicators, a more important determinant of value from a business perspective is our ability to generate and increase the revenues we receive from higher ad rates since not all traffic can be efficiently monetized.

Based upon current statistics from Google analytics, our network of forums averaged 155 million monthly page views and 12.4 million monthly unique visitors for the 2013 fourth quarter. Additionally, over 20 million users have registered on our network sites to date with over 75 million total discussions comprising over 1.5 billion individual replies. Our belief is that the strong search engine rankings of many of our properties will continue to result in increased page views and registered members as we go forward.

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

In order to highlight our capabilities beyond traditional Internet advertising, we undertook a social media marketing initiative wherein we partnered with a technology company in order to create and market a fragrance product called Erox.  In May 2011, we acquired the Erox.com domain name, “Erox” trademark in the United States and produced a limited amount of product. While our investment in this project has been immaterial to date, we have received press coverage for our efforts.  Our belief is that this increased visibility will assist us in bidding on similar social media marketing campaigns in order to increase our revenue mix and growth.  We continue to pursue relationships with affiliate marketers who will generate sales on our behalf so that we can focus on our core competencies in assisting our advertising clients generate the maximum visibility for their campaigns.  We are not sure if we will continue to pursue this project beyond the sell through of our initial inventory, but if this remains a profitable revenue source without requiring much additional capital then we may maintain sales until a permanent partner is identified to whom we can hand over the day to day operations of Erox in exchange for marketing fees.

Competition. We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information, and entertainment services integrated into other products and media properties.

We compete for users, advertisers, publishers, and developers with many other providers of online services, including Web businesses where expertise in a particular market segment may provide a competitive advantage and with social media and networking competitors. Ad networks which create specialized marketing solutions for specific advertiser or publishers segments, also compete with us for a share of marketing budgets.

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
Intellectual Property. Our intellectual property assets include domain names and websites; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We also currently own the web domain www.crowdgather.com, which serves as our corporate website.  Our portfolio currently consists of approximately 600 domain names and over 80 web properties at various stages of development.  Our corporate website (www.crowdgather.com) features a current list of our developed communities and software products.

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

In May 2009, we converted a provisional patent with a priority date of May 2008 into a utility patent titled “Systems and Methods for Syndicating Content to, and Mining Content from, Internet Based Forums.”

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

Employees. As of July 23, 2013, we have nine full time employees.  None of our employees is covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

For the year ended April 30, 2013, we had revenue of $1,933,298 and a net loss of $2,782,451 compared to revenue of $1,932,798 and a net loss of $3,106,723 for the year ended April 30, 2012. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues will harm our business. We may not be able to operate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.
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

The revenues from the sale of advertising and forum memberships and the projected revenues from these potential streams are not currently adequate to support our expansion and product development programs. We will need additional funds to:

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

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our resources may not be sufficient to manage our potential growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our potential future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems mainly because we have acquired a business and significant number of Internet properties over the last 48 months and have had to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

Interest-group forums may not prove to be a viable business model.

Interest-group forums as a business model for delivering information and entertainment over the Internet is unproven, and we have only recently developed a business centered on this model. It is too early to predict whether consumers will accept, and use our products on a regular basis, in significant numbers, and participate in our online community. Our products may fail to attract significant numbers of users, or, may not be able to retain the usership that it attracts, and, in either case, we may fail to develop a viable business model for our online community. In addition, a significant portion of the content that we provide is available for free. If we are unable to successfully monetize the use of our content, either through advertising or fees for use, we may not be able to generate sufficient revenues.

We may be unable to attract advertisers to our online forums.

Advertising revenue comprises a significant portion of the revenue generated by the forums that we own. Most large advertisers have fixed advertising budgets, only a small portion of which has traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources. Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

We generate our revenue almost entirely from advertising and retaining other sites as paid participants in our community, and the reduction in spending by, or loss of, advertisers and members could seriously harm our ability to generate revenues.

We generate revenues from advertisers and other communities that pay to affiliate with our sites. If we are unable provide value to potential advertisers or other online communities, we may not be able to sell any ad space or memberships, which would negatively impact our revenues and business. In addition, we expect that advertisers will be able terminate their contracts with us at any time. We may also encounter difficulty collecting from our advertisers because we are a very small company with limited resources to collect outstanding balances.

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

We face significant competition from companies, principally Google, Microsoft, Yahoo and Facebook that have developed or acquired similar online sites. These services may directly compete with us for affiliate and advertiser arrangements, which is key to our business and operating results.  Some of these competitors offer services that indirectly compete with our services, including: consumer e-mail services, desktop search, local search, and instant messaging services; photos, maps, video sharing, content channels, mobile applications, and shopping services; movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; advertising offerings; and have considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually and potentially in combination with each other. In certain of these cases, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, or publishers, then our revenues and growth rates could decline.

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

We anticipate that we will primarily rely on our ability to generate revenues from advertising on our sites and from paid subscriptions from our members.  Our ability to develop revenue from advertising revenue depends upon:

•	establishing and maintaining our user base;
•	establishing and maintaining the popularity of our Internet forums;
•	broadening our relationships with advertisers to small- and medium-sized businesses;
•	attracting advertisers to our user base;
•
increasing demand for our services by advertisers, users, businesses and affiliates, including prices paid by advertisers, the number of searches performed by users, the rate at which users click-through to commercial search results and advertiser perception of the quality of leads generated by our forums;

•	the successful implementation and acceptance of our advertising marketplace by advertisers, networks, affiliates, and publishers;
•	the successful development and deployment of technology improvements to our advertising platform;
•	establishing and maintaining our affiliate program for our search marketing;
•	deriving better demographic and other information from our users; and
•	driving acceptance of the Web in general and of our sites in particular by advertisers as an advertising medium.

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

We currently generate revenues from approximately fifteen advertising networks.  For the year ended April 30, 2013, our top five advertisers accounted for approximately 60% of our revenues. We expect to continue to generate the vast majority of our revenues from advertising for the foreseeable future. We do not have any long-term contractual agreements with any advertiser or advertising network.  If our relationships with any of these advertisers or advertising networks were to be disrupted, our operating results will suffer.

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

Quarterly financial results will vary.

Factors that may contribute to the variability of quarterly revenue and operating results include:

●	fluctuations in revenue due to cyclicality of our customers’ advertising spend;
●	commencement, completion and termination of contracts during any particular quarter;
●	additions and departures of key personnel; and
●	strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy.

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

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $200,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce resources to fund our operations and may limit us in expanding our operations.

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

Our shares may have limited liquidity.

Our shares of common stock are quoted on the OTCQB, which has limited liquidity.  Due to this limited liquidity, our stockholders may be unable to sell their shares into the open market.  In addition, they may encounter difficulty selling large blocks of shares or obtaining a suitable price at which to sell their shares.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCQB marketplace, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

Our management beneficially controls approximately 33% of our outstanding shares of common stock as of July 17, 2013.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of significant revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on our common stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will not be sufficient to meet our anticipated cash needs for the near future. We may also require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Consequently, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing, if necessary, will be available in amounts or on terms acceptable to us, if at all.

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

We have a total of 975,000,000 shares of common stock authorized for issuance.  As of July 17, 2013, we had approximately 917,000,000 shares of common stock available for issuance.  We have reserved 8,198,750 shares for issuance upon the exercise of outstanding options, 6,578,513 shares for issuance upon the exercise of outstanding warrants and 9,000,000 shares for issuance upon the exercise of outstanding Series B Preferred Stock.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in the Company.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants or the conversion price of outstanding Series B Preferred Stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933 may significantly and negatively affect the prevailing market price for our common stock.  The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options or conversion of outstanding Series B Preferred Stock may have a depressive effect on the market price of our common stock, as such warrants, options and Series B Preferred Stock would be more likely to be exercised or converted at a time when the price of our common stock is greater than the exercise or conversion price.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 25,000,000 shares of preferred stock without any vote or further action by our stockholders. As of July 17, 2013, we had approximately 24,550,000 shares of preferred stock available for issuance.  Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interests in real estate. We lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for twelve months and expires on April 30, 2014. Our rent is $3,242 per month. We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

On February 19, 2013, a complaint was filed by Andrew Moeck and Wendell Brown against the Company in the Superior Court of California, Los Angeles County relating to the earn-out calculation in the Securities Escrow Agreement dated June 9, 2010 from the acquisition of Adisn, Inc ("Adisn").  The complaint alleges that we breached our obligations pursuant to the Securities Escrow Agreement by failing to authorize the release of all of the escrowed shares and seeks compensatory, consequential and punitive damages in amounts to be proven at trial.  We believe the lawsuit has no merit and intend to vigorously defend this action.

On April 18, 2013, we responded to the complaint by filing a demurrer which seeks to dismiss the claims at an early stage in the proceedings. Also on April 18, 2013, we filed a cross-complaint against the plaintiffs, asserting a wide variety of claims, including fraud, breach of the Merger Agreement, Securities Escrow Agreement and Employment Agreement, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and others.  We seek compensatory, consequential and punitive damages in amounts to be proven at trial.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common stock is quoted on the OTCQB under the symbol “CRWG.”  For the periods indicated below, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2013
First Quarter	$0.32	$0.18
Second Quarter	$0.22	$0.12
Third Quarter	$0.14	$0.08
Fourth Quarter	$0.09	$0.04

Fiscal Year 2012
First Quarter	$1.02	$0.41
Second Quarter	$0.70	$0.20
Third Quarter	$0.20	$0.11
Fourth Quarter	$0.50	$0.23

Holders. The approximate number of stockholders of record at July 17, 2013 was 54.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends. We have never declared or paid a cash dividend on our common stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Securities Authorized for Issuance under Equity Compensation Plans.   The table below includes the following information as of April 30, 2013 for CrowdGather, Inc. 2008 Stock Option and Award Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,098,750	0.75	5,901,250
Equity compensation plans not approved by security holders	0	0	0
Total	6,098,750	0.75	5,901,250

Recent Sales of Unregistered Securities. The following sales of unregistered securities by us occurred during the year ended April 30, 2013.

On July 6, 2012, we entered into an agreement for consulting services with a term of eighteen months. This agreement calls for monthly stock compensation of 3,000 shares which was valued at $11,340 on the date the agreement was executed. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2013 was $6,300, with the remaining $5,040 to be amortized over the remaining life of the contract.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On July 24, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and stock compensation of $3,000. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2013 was $3,000.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On November 26, 2012, we entered into a consulting agreement with an independent third party to provide management consulting and investor relation services for a period of six months.  Pursuant to the agreement, we issued 100,000 shares of our restricted common stock upon execution, valued at $12,000, and are required to pay $18,000 in monthly cash installments of $3,000 due at the first of each month.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2013 was $12,000.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Regulation D promulgated pursuant to that act by the SEC.

On April 8, 2013, we sold 300,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) to one foreign investor in exchange for $300,000, or $1.00 per share, pursuant to a securities purchase agreement (“Purchase Agreement”). In connection with the sale of Preferred Stock, the investor also received warrants to purchase 3,000,000 shares of our common stock at a purchase price of $0.08 per share. The warrant agreements (“Warrants”) provide for an expiration period of five years from the date of the investment. The designations, preferences and relative rights of the Preferred Stock are specified in the Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”) which was filed with the Secretary of State of Nevada on April 8, 2013.  The Certificate of Designation created a series of preferred stock consisting of 1,000,000 out of the 25,000,000 shares of our preferred stock, which will be designated “Series B Preferred Stock.”  The Certificate of Designation provides, among other things, that: (i) the conversion price for the shares of Preferred Stock is the price per share equal to the quotient of the original issue price of $1.00 per share (the “Original Issue Price”) divided by the number of shares of common stock into which each share of Preferred Stock may be converted (the “Conversion Rate”), subject to adjustment from time to time for recapitalizations and as otherwise set forth in the Certificate of Designation (the “Conversion Price”); (ii) each share of Preferred Stock is convertible into shares of common stock at the option of the holder at any time after the date of issuance at a Conversion Rate of 20 shares of common stock for each share of Preferred Stock; (iii) the holder of outstanding Preferred Stock will be entitled to receive dividends, when declared by the Board of Directors, at an annual dividend rate of 10% per share of Preferred Stock, with such right to receive dividends being cumulative and will accrue and be payable annually; (iv) the shares of Preferred Stock may be redeemed by us, at our option, at a redemption price equal to 120% of the amount obtained by multiplying the Original Issue Price of the Preferred Stock by the number of shares of Preferred Stock to be redeemed from the investor; and (v) so long as any shares of Preferred Stock remain outstanding, we will not, among other things, amend or restate any provisions of our Articles of Incorporation or Bylaws, declare or pay dividends on any shares of common stock or other security other than Preferred Stock, authorize or issue any equity security having a preference over or being on parity with the Preferred Stock, change the authorized number of directors, or enter into indebtedness of more than $1,000,000, without the prior written consent of a majority of outstanding shares of Preferred Stock.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2013, for the sale of registered securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended April 30, 2013.

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
Our network is comprised of two types of forum communities: branded and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as RapMusic.com and PbNation.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com, Freeforums.org or Lefora.com.  We monetize the web traffic on these sites through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

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

As a result of the formal restructuring we previously disclosed in our March 14, 2013 press release issued in connection with our 10-Q for the quarter ended January 31, 2013, whereby we reduced our run rate of annual operating expenses from approximately $4 million to approximately $2.5 million, we have limited resources to pursue our strategic objectives.  However, we continue to focus on improving our forum network to enhance our user and community experience, and on seeking avenues to grow our business and contribute to our long-term viability, whether through improving advertising opportunities on our existing ad inventory or developing partnerships with third party publishers to improve monetization.  We also intend to complete the ongoing technical development of our forum advertising marketplace, and plan on leveraging the platform to increase our overall revenue.  Our goal is to help advertisers engage with communities of enthusiasts by using a variety of tools available on our forum advertising marketplace.  We recognize that many online advertisers seek engagement with online enthusiasts and users who are passionate about specific topics and products.  We believe that forums offer a significant opportunity to advertisers, as they are tightly knit social communities with concentrations of influencers who are often experts on the forum subject matter.  Forum users have traditionally been inaccessible to advertisers with larger budgets and who prefer making broad category or vertically specific purchases.  Therefore, we intend to continue the development of our ad server that will help us connect advertisers to our users in niche specific verticals.  Additionally, we are also evaluating strategic options, including potential business combinations as well as debt and equity financing.

We are committed to delivering quality, brand safe content for advertisers.  Since advertisers are drawn to quality content and curated home pages, we have been working diligently to improve our branded sites.  We recently relaunched RapMusic.com and are continuing to identify properties for improvement opportunities.  We also have thousands of moderators and forum administrators patrolling our network, and while we are developing a proprietary solution, we are currently using a third party vendor to consistently identify and prune non-monetizable content that violates our terms of service.  Additionally, some of the content is international, and from countries for which there are limited advertising opportunities.  We estimate that the ongoing removal of content that is non-monetizable may reduce our total page views, however, we do not expect any significant impact to revenue from such pruning.  Moving forward, and as a result of evaluating relevant financial and operational metrics as part of our restructuring plan, we will no longer highlight traffic statistics and will instead focus on maximizing monetization across our network, and on disclosing appropriate financial metrics that we believe provide greater transparency into our business.

During April 2013, we reached over 150 million monthly page views across all properties and had over 12 million monthly unique visitors.   As of April 2013, approximately 25 million users have registered on our network sites, with 75 million total discussions and over 1.5 billion individual replies.

Additionally, we continue to conduct ongoing software development across all of our network properties to keep improving the administrator and user experience in the communities.  We are constantly working toward offering our communities favorable terms, features and incentives to help them grow and prosper.   Some of our upcoming changes will include offering mobile applications, new user interfaces and layout capabilities, and many other exciting opportunities.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2013, together with notes thereto, which are included in this report.

For the year ended April 30, 2013 as compared to the year ended April 30, 2012.

Results of Operations

Revenues and Gross Profit.  We realized revenues of $1,933,298 for the year ended April 30, 2013, as compared to revenues of $1,932,798 for the year ended April 30, 2012.

Our cost of revenue for the year ended April 30, 2013, was $52,805, as compared to cost of revenue of $121,334 for the year ended April 30, 2012.  The decrease in cost of revenue was directly related to the cessation of Adisn’s revenue model, which previously required us to purchase ad inventory in order to deliver advertising campaigns on behalf of direct advertisers and their agencies, and focusing on monetizing our own forum advertising inventory.

Our gross profit for the year ended April 30, 2013 was $1,880,493 as compared to gross profit of $1,811,464 for the year ended April 30, 2012.

To grow our business during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing our ability to better serve advertisers and our existing forum communities.   Our failure to increase revenues will hinder our ability to increase the size of our operations. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the year ended April 30, 2013, our total operating expenses were $4,651,945 as compared to total operating expenses of $4,925,759 for the year ended April 30, 2012. The decrease between the comparable periods is primarily due to a decrease of $263,000 in stock based compensation and a decrease of $98,690 for general and administrative expenses resulting from cost savings, offset by an increase of $181,220 for payroll and related expenses from hiring new personnel to achieve strategic objectives.  We also recorded an impairment loss of our customer list related to the Adisn acquisition of $93,344 for the period ended April 30, 2012 due to the cessation of the Adisn revenue model.

We implemented an expense reduction plan in the fourth quarter of the year ended April 30, 2013 and reduced our annualized operating expenses from a run rate of approximately $4.0 million to an estimated $2.5 million by reducing personnel, eliminating non-critical services and completing operational efficiencies. We believe we can execute that plan without significantly impacting our revenues.

Other Income (Expense). For the year ended April 30, 2013, we had other expense (net) of $10,199 consisting primarily of interest expense.  By comparison, for the year ended April 30, 2012, we had other income (net) of $8,372 consisting of interest income.

Net Loss.   For the year ended April 30, 2013, our net loss was $2,782,451, as compared to a net loss of $3,106,723 for the year ended April 30, 2012.

Liquidity and Capital Resources. Our total assets were $14,657,001 as of April 30, 2013, which consisted of cash of $375,512, accounts receivable of $214,931, inventory of $33,168, prepaid expenses and deposits of $50,561, property and equipment with a net value of $225,980, intangible and other assets of $9,368,103, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn, and investments of $28,570. By comparison, as of April 30, 2012, our total assets were $16,349,400, which consisted of cash of $2,328,492, accounts receivable of $42,995, prepaid expenses of $88,932, investments of $28,570, property and equipment with a net value of $131,175, intangible assets of $9,333,928, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn.

As of June 1, 2012, we have entered into a master lease agreement with Dell Financial Services in the amount of $209,384 payable over 24 months with a monthly payment of $9,326. This covers all equipment needs for migration of our third-party hosted sites into our network operating center, through which we have realized savings ranging from approximately $12,000 to $15,000 per month.

Our current liabilities as of April 30, 2013 totaled $256,897, compared to our current liabilities as of April 30, 2012, which totaled $110,453. The increase in current liabilities between the two periods is primarily due to the current portion of the Dell master lease agreement.  We had long-term liabilities of $9,267 relating to the Dell master lease agreement as compared to no long-term liabilities as of April 30, 2012.  We have no other liabilities and no long-term commitments or contingencies at April 30, 2013.

On April 8, 2013, we entered into a securities purchase agreement (the “Purchase Agreement”) with a foreign investor providing for the sale by us to the investor of up to 1,000,000 shares (“Shares”) of Series B Convertible Preferred Stock (“Preferred Stock”) at a purchase price of $1.00 per share and common stock purchase warrants to purchase ten shares of our common stock  (the “Warrants”) for every one share of Preferred Stock purchased by the investor at a purchase price of $0.08 per share. Each share of Preferred Stock is convertible into shares of common stock at the option of the holder at any time after the date of issuance at a conversion rate of 20 shares of common stock for each share of Preferred Stock.  On April 8, 2013, we closed the first tranche pursuant to the Purchase Agreement and the investor purchased 300,000 shares of Preferred Stock and Warrants in exchange for proceeds of $300,000.  The Purchase Agreement and First Amendment to the Purchase Agreement further provides that the Investor will purchase an additional 300,000 shares of Preferred Stock and Warrants for a purchase price of $300,000 on or before August 2, 2013 and has a right of first refusal to purchase an additional 400,000 shares of Preferred Stocks and Warrants for a purchase price of $400,000 on or before October 12, 2013.

As of April 30, 2013, we had cash of $375,512.  Pursuant to the Purchase Agreement, as amended, we received proceeds of $150,000 on July 16, 2013 in exchange for 150,000 shares of Preferred Stock, and expect an additional $150,000 investment prior to August 2, 2013.  Additionally, the Purchase Agreement provides that we may sell the remaining 400,000 shares of Preferred Stock in exchange for $400,000 by October 12, 2013. As part of our operational restructuring plan, we have also significantly reduced our operating expenses from approximately $4.0 million to an estimated $2.5 million on an annualized basis, and are now experiencing a net cash burn of approximately $60,000 per month, down from over $120,000 prior to the restructuring plan.  If we sell the remaining Preferred Stock, coupled with our reduced operating costs and net cash burn, we believe we have enough liquidity to continue operations well into calendar 2014.  We remain optimistic about our ability to reduce costs and our net cash burn rate further and push toward operating cash flow breakeven during the upcoming fall and winter holiday season, as advertisers and seasonal promoters generally pay out significantly higher rates to fill impressions and conduct affiliate conversions.  We are concentrating on optimizing our existing network of forum properties to prepare for the holiday season, and we are also continuing to develop our advertising marketplace in an effort to fully deploy it and begin earning revenues by the end of calendar 2013.  The period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising marketplace and existing ad inventory and anticipated efficiencies gained from the completion of ongoing automation and technical initiatives.

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

The majority of our research and development activity is focused on development of our proprietary software systems such as our forum advertising server. We expect to invest less than $100,000 for research and development over the next twelve months.

We do not anticipate that we will purchase any significant equipment over the next twelve months.

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

Contractual Obligations and Reserves.

None.

Off-balance Sheet Arrangements.

We had no off-balance sheet arrangements at April 30, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Crowdgather, Inc.

We have audited the accompanying consolidated balance sheets of Crowdgather, Inc. as of April 30, 2013 and 2012 and the related statements of operations, changes in stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowdgather, Inc. as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Q Accountancy Corporation

Irvine, California
July 23, 2013

CROWDGATHER, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash	$375,512	$2,328,492
Accounts receivable	214,931	42,995
Investments	28,570	28,570
Inventory	33,168	35,132
Prepaid expenses and deposits	50,561	88,932

Total current assets	702,742	2,524,121

Property and equipment, net of accumulated depreciation of $363,746 and $241,569, respectively	225,980	131,175

Intangible and other assets, net of accumulated amortization of $45,224 and $15,224, respectively	9,368,103	9,333,928
Goodwill	4,360,176	4,360,176

Total assets	$14,657,001	$16,349,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,000	$54,095
Accrued vacation	63,838	27,468
Other accrued liabilities	69,138	28,890
Capital lease obligation, current portion	115,921	-

Total current liabilities	256,897	110,453

Capital lease obligation, net of current portion	9,267		-

Stockholders’ equity
Convertible Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 300,000 and 0 shares issued and outstanding, respectively	300,000	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,372,708 and 58,234,216 issued and outstanding, respectively	58,503	58,234
Additional paid-in capital	29,070,716	28,436,644
Accumulated deficit	(15,016,952)	(12,234,501)
Accumulated other comprehensive loss	(21,430)	(21,430)

Total stockholders’ equity	14,390,837	16,238,947

Total liabilities and stockholders’ equity	$14,657,001	$16,349,400

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

	2013	2012

Revenue	$1,933,298	$1,932,798

Cost of revenue	52,805	121,334

Gross profit	1,880,493	1,811,464

Operating expenses
Payroll and related expenses	1,850,509	1,669,289
Stock based compensation	608,000	871,000
General and administrative	2,193,436	2,292,126
Impairment of intangible asset	-	93,344
Total operating expenses	4,651,945	4,925,759

Loss from operations	(2,771,452)	(3,114,295)

Other income (expense), net	(10,199)	8,372

Net loss before provision for income taxes	(2,781,651)	(3,105,923)

Provision for income taxes	800	800

Net loss	$(2,782,451)	$(3,106,723)

Weighted average shares outstanding- basic and diluted	58,349,811	58,329,316

Net loss per share – basic and diluted	$(0.05)	$(0.05)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2013 AND 2012

	Preferred Series B		Common Stock		Common Stock Issuance	Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Obligation	Capital	Deficit	Income/(Loss)	Total

Balance, April 30, 2011	-	-	57,089,408	$57,089	$3,784,322	$22,432,597	$(9,127,778)	-	$17,146,230

Shares issued for services	-	-	424,655	425	-	184,305	-	-	184,730

Shares issued for purchase of intangible assets	-	-	1,809,589	1,809	(2,484,600)	3,632,331	-	-	1,149,540

Cancellation of shares for intangible assets	-	-	(1,089,436)	(1,089)	(1,299,722)	1,300,811	-	-	-

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2013 AND 2012

	Preferred Series B		Common Stock		Common Stock Issuance	Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Obligation	Capital	Deficit	Income/(Loss)	Total

Value of warrants issued	-	-	-	-		15,600	-		15,600

Amortization of stock options	-	-	-	-	-	871,000	-	-	871,000

Unrealized loss available for sale securities	-	-	-	-	-	-	-	(21,430)	(21,430)

Net (loss) for the year ended April 30, 2012	-	-	-	-	-	-	(3,106,723)	-	(3,106,723)

Balance April 30, 2012	-	-	58,234,216	$58,234	$-	$28,436,644	$(12,234,501)	(21,430)	$16,238,947

Shares issued for services	-	-	138,492	269	-	38,072	-	-	38,341

Shares issued for purchase of intangible assets	-	-					-	-	-

Shares purchased	300,000	300,000					-	-	300,000

Value of warrants issued	-	-	-			-	-		-
				-
Amortization of stock options	-	-	-		-	596,000	-	-	596,000
				-
Unrealized loss available for sale securities	-	-	-		-	-	-	-	-
				-
Net (loss) for the year ended April 30, 2013	-	-	-	-	-	-	(2,782,451)	-	(2,782,451)

Balance April 30, 2013	300,000	$300,000	58,372,708	$58,503	$-	$29,070,716	$(15,016,952)	(21,430)	$14,390,837

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(2,782,451)	$(3,106,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,177	131,705
Stock-based compensation	608,000	871,000
Stock issued for services	38,341	182,657
Impairment of customer list	-	93,344
Changes in operating assets and liabilities:
Accounts receivable	(171,936)	200,922
Inventory	1,964	(35,132)
Prepaid expenses and deposits	38,371	(21,531)
Accounts payable and accrued liabilities	30,524	(49,498)

Net cash used in operating activities	(2,085,010)	(1,733,256)

Cash flows from investing activities:
Purchase of property and equipment	(7,597)	(59,189)
Purchase of investments	-	(50,000)
Purchase of intangible assets	(64,175)	(2,496,964)

Net cash used in investing activities	(71,772)	(2,606,153)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	300,000	-
Payments on capital lease obligations	(96,198)	-

Net cash provided by financing activities	203,802	-

Net increase (decrease) in cash	(1,952,980)	(4,339,409)
Cash, beginning of period	2,328,492	6,667,901
Cash, end of period	375,512	2,328,492

Supplemental disclosure of cash flow information:
Cash paid for
Interest
Income taxes
Non-cash transactions:
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$209,384	-
Issuance of common stock for intangible assets	$-	$1,149,541
Stock issuance obligation	$-	$2,699,722
Stock-based compensation	$608,000	$871,000
Stock issued for services	$38,341	$182,657
Stock issued for prepaid expenses	$-	$35,673

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

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

Impairment of Long-Lived Assets

In accordance with ASC 360, we estimate the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when qualitative events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

The Company applies ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the fiscal year ended April 30, 2013, the Company’s comprehensive loss was $2,803,081.

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

3.            INVENTORY

As of April 30, 2013, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $33,168.

4.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone Sciences, Inc. restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

5.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30,	April 30,
	2013	2012

Furniture, fixtures and office equipment	$30,919	$30,919
Computers, servers and equipment	558,806	341,825
	589,725	372,744
Less: accumulated depreciation	(363,746)	(241,569)

	$225,980	$131,175

Depreciation expense was $122,177 and $100,765 for the years ended April 30, 2013 and 2012, respectively.

6.            CONCENTRATIONS OF CREDIT RISK

As of April 30, 2013, five customers accounted for approximately 50% of our outstanding receivables. In addition, our top five customers accounted for approximately 60% of our sales for the year ended April 30, 2013.

7.            INTANGIBLE ASSETS

We purchased online forums, message boards and website domain names for cash in the amount of $64,175 during the year ended April 30, 2013 as detailed in Note 2. Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. As of April 30, 2013, we recorded $30,000 of amortization associated with our definite lived intangibles. Intangibles consist of the following:

		April 30,	April 30,
	Est. Life	2013	2012

Online forums and related websites	Indefinite	$6,973,327	$6,909,152
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	190,000	190,000
		9,413,327	9,349,152
Less: accumulated amortization		(45,224)	(15,224)

		$9,368,103	$9,333,928

As of April 30, 2013, we do not believe any additional impairment of intangible assets has occurred.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

8.            GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impariment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. As April 30, 2013 and 2012, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

10.          PREFERRED SERIES B STOCK

On April 8, 2013, we sold 300,000 shares of Series B Convertible Preferred Stock (“Series B Shares”) to one foreign investor in exchange for $300,000, or $1.00 per share, pursuant to a securities purchase agreement (“Purchase Agreement”). In connection with the sale of Series B Shares, the investors also received warrants to purchase 3,000,000 shares of our common stock at a purchase price of $0.08 per share. The warrant agreements (“Warrants”) provide for an expiration period of five years from the date of the investment. The designations, preferences and relative rights of the Series B Shares are specified in the Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”) which was filed with the Secretary of State of Nevada on April 8, 2013.  The Certificate of Designation created a series of preferred stock consisting of 1,000,000 out of the 25,000,000 shares of our preferred stock, which will be designated “Series B Preferred Stock.”  The Certificate of Designation provides, among other things, that: (i) the conversion price for the shares of Series B Shares is the price per share equal to the quotient of the original issue price of $1.00 per share (the “Original Issue Price”) divided by the number of shares of common stock into which each share of Series B Shares may be converted (the “Conversion Rate”), subject to adjustment from time to time for recapitalizations and as otherwise set forth in the Certificate of Designation; (ii) each share of Series B Shares is convertible into shares of common stock at the option of the holder at any time after the date of issuance at a Conversion Rate of 20 shares of common stock for each share of Series B Shares; (iii) the holder of outstanding Series B Shares will be entitled to receive dividends, when declared by the Board of Directors, at an annual dividend rate of 10% per share of Series B Shares, with such right to receive dividends being cumulative and will accrue and be payable annually; (iv) the shares of Series B Shares may be redeemed by us, at our option, at a redemption price equal to 120% of the amount obtained by multiplying the Original Issue Price of the Series B Shares by the number of shares of Series B Shares to be redeemed from the investor; and (v) so long as any shares of Series B Shares remain outstanding, we will not, among other things, amend or restate any provisions of our Articles of Incorporation or Bylaws, declare or pay dividends on any shares of common stock or other security other than Series B Shares, authorize or issue any equity security having a preference over or being on parity with the Series B Shares, change the authorized number of directors, or enter into indebtedness of more than $1,000,000, without the prior written consent of a majority of outstanding shares of Series B Shares.

11.          CAPITAL LEASE OBLIGATION

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

The future maturities of our capital lease obligation as of April 30, 2013 are as follows:

April 30,	Amount
2014	$ 115,921	-current
2015	9,267	-long-term
Total	$ 125,188

During the year ended April 30, 2013, we made payments totaling $96,198, which included principal and interest of $84,197 and $12,001, respectively.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013
12.          COMMON STOCK

On July 6, 2012, we entered into an agreement for consulting services with a term of eighteen months. This agreement calls for monthly stock compensation of 3,000 shares which was valued at $11,340 on the date the agreement was executed. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2013 was $6,300 with the remaining $5,040 to be amortized over the remaining life of the contract.

On July 24, 2012, we entered into an agreement for consulting services with a term of three months. This agreement calls for monthly cash compensation of $2,000 and stock compensation of $3,000. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2013 was $3,000.

On November 26, 2012, we entered into a consulting agreement with an independent third party to provide management consulting and investor relation services for a period of six months.  Pursuant to the agreement, we issued 100,000 shares of our restricted common stock upon execution, valued at $12,000, and are required to pay $18,000 in monthly cash installments of $3,000 due at the first of each month.  The stock-based expense for these shares included in operating expenses for the year ended April 30, 2013 was $12,000.

13.          STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the year ended April 30, 2013, we issued stock options for 1,675,000 shares of our common stock, exercisable at various dates through December 2022 at fair market value at the date of grant averaging $0.13 per share to recipients pursuant to the Plan.

For the year ended April 30, 2013, we recognized $608,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

13.          STOCK OPTIONS (Continued)

Stock option activity was as follows for the year ended April 30, 2013:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2012	4,959,750	$0.99	8.58	$4,893,960
Granted	1,675,000	0.13	9.58	186,533
Forfeited/Expired	(536,000)	1.00	2.06	(299,655)
Exercised	-	-	-	-

Outstanding, April 30, 2013	6,098,750	$0.75	7.95	$4,780,838
Exercisable, April 30, 2013	2,937,750	$1.02	6.49	$3,000,791

A summary of the status of our unvested shares as of April 30, 2013 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2012	2,660,813	$0.61
Granted	1,675,000	0.13
Vested	(665,065)	0.73
Forfeited/Expired	(509,748)	1.00

Non-vested balance, April 30, 2013	3,161,000	$0.36

As April 30, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $1,018,197, which is expected to be recognized over a weighted-average period of approximately 9.58 years.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

13.          STOCK OPTIONS (Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

April 30, 2013

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

14.          401(k) PLAN

On September 27, 2011, our board of directors approved a 401(k) retirement plan for our employees. We currently do not provide a matching provision for employees who elect to participate.

15.          COMMITMENTS AND CONTINGENCIES

As of April 30, 2013, we lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for twelve months and expires on April 30, 2014. Our rent is $3,242 per month.

16.         PROVISION FOR INCOME TAXES

For the year ended April 30, 2013, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of April 30, 2013, we had federal and state net operating loss carry forwards of approximately $15,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2033. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

16.         PROVISION FOR INCOME TAXES (Continued)

As of April 30, 2013, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2013
Federal net operating loss (at 34%)	$5,100,000
State net operating loss (at 8.84%)	1,326,000
6,426,000
Less: valuation allowance	(6,426,000)

Net deferred tax assets	$-

Our valuation allowance increased by $1,286,000 and $1,284,400 for the years ended April 30, 2013 and 2012, respectively.

17.         SUBSEQUENT EVENTS

On May 31, 2013, we issued 2,100,000 options to purchase common stock to executives, directors and employees of the Company in accordance with the Crowdgather 2008 Stock Option Plan.

As described in Note 10, pursuant to the Purchase Agreement, on July 16, 2013, we sold 150,000 shares of Series B Shares to a foreign investor in exchange for $150,000, or $1.00 per share. In connection with the sale of Series B Shares, the investors also received Warrants to purchase 1,500,000 shares of our common stock at a purchase price of $0.08 per share.  The Warrants have an exercise term equal to 5 years and are exercisable commencing on July 16, 2013.

The Purchase Agreement provided that the investor would purchase 300,000 shares of Series B Shares and Warrants for a purchase price of $300,000 on or before July 12, 2013 (the “First Subsequent Closing Date”).  However, due to a logistical issue with the investor, we entered into the First Amendment to Securities Purchase Agreement (the “Amendment”), revising the First Subsequent Closing Date from July 12, 2013 to August 2, 2013.  The sale of the 150,000 shares of Series B Shares and Warrants on July 16, 2013 represents the first portion of the first subsequent closing and the remaining 150,000 shares of Series B Shares and Warrants will be purchased by the investor on or before August 2, 2013.

As a result of the Amendment, we issued an Amended and Restated Common Stock Purchase Warrant (“Amended and Restated Warrant”) to replace the Warrants issued at the initial closing and provide that such Warrants will vest only if the Investor purchases an additional 300,000 shares of Series B Shares and Warrants for a purchase price of $300,000 on or before the First Subsequent Closing Date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

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

Sanjay Sabnani, our Chief Executive Officer, and Jonathan Weiss, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2013, our internal control over financial reporting is effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.02. - Results of Operations and Financial Condition” of Form 8-K.

We intend to issued a press release on July 24, 2013, announcing our financial results for the fourth quarter and year ended April 30, 2013.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-K.

This information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act 1934, as amended, and is not incorporated by reference into any of our filings, whether made before or after the date of this Quarterly Report on Form 10-K, regardless of any general incorporation language in the filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	43	CEO, President, Secretary, Director and Chairman of the Board
Jonathan Weiss	39	Chief Financial Officer
Jonathan R. Dariyanani	43	Director
James A. Sacks	47	Director
Chuck Timpe	67	Director

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

Jonathan Weiss.  Jonathan Weiss is our Chief Financial Officer and Treasurer.  Mr. Weiss has nearly 20 years of related finance and accounting experience.  From February 2012 to September 2012, Mr. Weiss headed up the finance and business operations of Xtranormal, a San Francisco Bay Area internet startup.  From August 2008 to February 2012, Mr. Weiss served as the Chief Financial Officer of Sandbox Industries, based in Chicago, where he helped provide strategic financial management for a hybrid venture capital firm engaged in healthcare fund management, new business incubation and new business accelerators.  Prior to Sandbox Industries, Mr. Weiss was a regional Chief Financial Officer for USI Holdings, a subsidiary of Goldman Sachs Partners Company, from 1998 to 2008 and a senior auditor for Arthur Andersen LLP from 1995 to 1998.  Mr. Weiss received his Bachelors of Business Administration in Accounting from Emory University in 1995 and is a certified public accountant (inactive).

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

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ending April 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani CEO, President, Secretary	2013	240,000	0	0	0	0	0	0	240,000
	2012	240,000	0	0	0	0	0	0	240,000
Jonathan Weiss, CFO, Treasurer (1)	2013	43,076	0	0	65,175	0	0	0	108,251
Gaurav Singh, CFO, Treasurer (1)	2013	139,634	0	0	0	0	0	40,000	179,634
	2012	160,000	0	0	38,958	0	0	0	198,958

(1) On September 24, 2012, Gaurav Singh resigned as CFO and Treasurer and Jonathan Weiss was appointed as CFO.

Employment Contracts and Termination of Employment. We do not currently have an employment contract with Sanjay Sabnani, our CEO, President, and Secretary. We have an employment contract with Jonathan Weiss, CFO and Treasurer, which provides the following compensation to Mr. Weiss in the event of termination of employment (as a result of resignation or retirement):

1.
If terminated without Good Cause (as defined below), Jonathan Weiss is entitled to one month of severance pay equal to one month of his base salary during the first six months of employment and severance pay equal to three months of his base salary in cash, restricted Company stock or some combination thereof, as determined in the sole discretion of the Company if terminated after six months of employment.

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

Outstanding Equity Awards at Fiscal Year-end. As of April 30, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Sanjay Sabnani CEO, President, and Secretary	400,000	0	400,000	$1.49	06/20/2018	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	50,000	150,000	200,000	$1.16	03/21/2021	0	0	0	0
Jonathan Weiss CFO, Treasurer	400,000	0	400,000	$0.14	09/24/2022	0	0	0	0
Jonathan Weiss CFO, Treasurer	150,000	0	150,000	$0.12	12/27/2022	0	0	0	0

All of the options specified above vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

There were no exercises of stock options by our above named executive officers during the year ended April 30, 2013.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2013:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani, director	0	0	0	0	0	0	0
Jonathan Dariyanani director	0	0	10,570	0	0	0	10,570
James Sacks, director	0	0	10,570	0	0	0	10,570
Chuck Timpe, director	0	0	10,570	0	0	0	10,570

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of our shares of common stock beneficially owned as of July 17, 2013 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common stock;
•	each director;
•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” above; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of July 17, 2013 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after July 17, 2013 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)

Common Stock	Sanjay Sabnani 20300 Ventura Blvd, Suite 330 Woodland Hills, CA 91364	18,465,440 shares (1) CEO, President, Secretary, Treasurer and director	31.63%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	16,210,550 shares Beneficial Owner	27.77%
Common Stock	Jonathan Weiss c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	870,000 shares (4) CFO	*
Common Stock	Jonathan R. Dariyanani c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	500,000 shares (5) Director	*
Common Stock	James A. Sacks c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	785,000 shares (6) Director	*
Common Stock	Chuck Timpe c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	700,000 shares (7) Director	*
Common Stock	Manulife Financial Corp. 200 Bloor Street East Toronto, Ontario, Canada, M4W 1E5	5,933,299 shares (8) Beneficial Owner	10.16%
Common Stock	Peter Lee Evelyn Tower, 14th Floor, Flat E North Point, Hong Kong	10,464,405 shares (9) Beneficial Owner	15.53% (9)
Common Stock	All directors and named executive officers as a group	21,320,440 shares	36.52%
* Denotes less than 1%.

(1) Includes 16,210,550 shares, which are held by Typhoon Capital Consultants, LLC, of which Sanjay Sabnani is the beneficial owner, 254,890 shares, which are held by Sabnani IRA, of which Sanjay Sabnani is the beneficial owner, 1,100,000 shares of common stock underlying options granted to Mr. Sabnani and 900,000 shares held by Sabnani Children Income Trust, of which Sanjay Sabnani may be deemed to have beneficial ownership due to his spouse’s role as sole trustee for this trust. Mr. Sabnani disclaims beneficial ownership of those 900,000 shares, except as to his pecuniary interest therein.
(2) Sanjay Sabnani holds voting and dispositive power over the shares of Typhoon Capital Consultants, LLC.
(3) Based on 58,372,708 common shares issued as of July 17, 2013.
(4) Includes 870,000 shares of common stock underlying options granted to Mr. Weiss.
(5) Includes 500,000 shares of common stock underlying options granted to Mr. Dariyanani.
(6) Includes 285,000 shares of common stock held of record by James A. Sacks and 500,000 shares of common stock underlying options granted to Mr. Sacks.
(7) Includes 20,000 shares of common stock held of record by Chuck Timpe and 680,000 shares of common stock underlying options granted to Chuck Timpe.
(8) Calculated using the Schedule 13G filed with the SEC on February 13, 2013 by Manulife Financial Corp. (“MFC”).  MFC’s wholly-owned subsidiary, Manulife Asset Management (US) LLC (“MAM (US)”), has beneficial ownership of 5,933,299 shares of common stock (including 1,875,000 shares issuable upon exercise of warrants), of which John Hancock Small Cap Intrinsic Value Fund (“JH Small Cap Fund”) owns directly 5,825,000 shares (including 1,875,000 shares issuable upon exercise of warrants).  MAM (US) has sole voting and dispositive power over JH Small Cap Fund’s shares.
(9) Calculated using the Schedule 13D/A filed with the SEC on July 23, 2013 by Peter Lee. Includes 1,003,000 shares of common stock held of record by Mr. Lee, 194,738 shares of common stock and 266,667 shares of common stock underlying warrants held of record by Mr. Lee’s personal holding company, and 9,000,000 shares of common stock underlying shares of Series B Preferred Stock held of record by Mr. Lee. Does not include 4,500,000 shares of common stock underlying warrants held by Mr. Lee that are not exercisable with 60 days.  Percent of class based on 67,372,708 common shares deemed outstanding.

Changes in Control.  Our   management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

There have been no related party transactions for the year ended April 30, 2013, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence.   We believe that Jonathan R. Dariyanani, James A. Sacks and Chuck Timpe are independent members of our Board of Directors using the definition of independence under the rules of the SEC.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $50,000 and $38,450, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2013 and 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2013 and 2012, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,250 and $1,250, respectively.

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

3.1	Articles of Incorporation (2)
3.2	Amended and Restated Articles of Incorporation (3)
3.3	Bylaws of the Company (2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (4)
3.5	Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008 (1)
3.6	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008 (1)
3.7	Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock (13)
10.1	2008 Stock Option Plan (5)
10.2	Agreement and Plan of Merger with Adisn, Inc. (6)
10.3	Securities Escrow Agreement (6)
10.4	Asset Purchase Agreement and Plan of Reorganization with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.5	Software License Agreement with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.6	Securities Purchase Agreement dated February 28, 2011 (8)
10.7	Engagement Agreement dated February 22, 2011 (8)
10.8	Registration Rights Agreement dated February 28, 2011 (8)
10.9	Form of Warrant (8)
10.1	Stock Cancellation and Stipulation Agreement dated December 9, 2010 (9)
10.11	Website and Domain Name Purchase and Sale Agreement with PbNation, LLC (10)
10.12	Form of Securities Purchase Agreement (13)
10.13	Form of Common Stock Purchase Warrant (13)
10.14	Form of Amended and Restated Warrant (14)
10.15	Form of Common Stock Purchase Warrant (14)
14	Code of Ethics (11)
21	Subsidiaries of the Registrant (12)
23.1	Consent of Q Accountancy Corporation *
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Press Release Dated July 24, 2013*
(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14) *

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
Included as exhibit to our Current Report on Form 8-K filed on November 22, 2010.
Included as exhibit to our Annual Report on Form 10-K filed July 7, 2010.
Included as exhibit to our Current Report on Form 8-K filed on April 9, 2013.
Included as exhibit to our Current Report on Form 8-K filed on July 18, 2013.
Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc. a Nevada corporation

July 23, 2013	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

July 23, 2013	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Sanjay Sabnani	July 23, 2013
Sanjay Sabnani
Its:	CEO, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Jonathan Dariyanani	July 23, 2013
Jonathan Dariyanani
Its:	director

By:	/s/ James Sacks	July 23, 2013
James Sacks
Its	director

By:	/s/ Chuck Timpe	July 23, 2013
Chuck Timpe
Its:	director