Form 10-Q
period 2013-07-31
CrowdGather, Inc.
filed 2013-09-05
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013

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

As of September 3, 2013, there were 58,372,708 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JULY 31, 2013 (UNAUDITED)	APRIL 30, 2013
ASSETS
Current assets
Cash	$153,600	$375,512
Accounts receivable	288,837	214,931
Investments	28,570	28,570
Inventory	33,029	33,168
Prepaid expenses and deposits	30,589	50,561

Total current assets	534,625	702,742

Property and equipment, net of accumulated depreciation of $395,911 and $363,746, respectively	193,814	225,980

Intangible and other assets, net of accumulated amortization of $49,974 and $45,224, respectively	9,363,353	9,368,103
Goodwill	4,360,176	4,360,176

Total assets	$14,451,968	$14,657,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,000	$8,000
Accrued vacation	68,148	63,838
Other accrued liabilities	78,270	69,138
Capital lease obligation, current portion	72,467	115,921

Total current liabilities	226,885	256,897

Capital lease obligation, net of current portion	-	9,267

Stockholders’ equity
Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 450,000 and 300,000 shares issued and outstanding, respectively	450,000	300,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 58,372,708 and 58,372,708 issued and outstanding, respectively	58,503	58,503
Additional paid-in capital	29,180,716	29,070,716
Accumulated deficit	(15,442,706)	(15,016,952)
Accumulated other comprehensive loss	(21,430)	(21,430)

Total stockholders’ equity	14,225,083	14,390,837

Total liabilities and stockholders’ equity	$14,451,968	$14,657,001

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended July 31,
	2013	2012

Revenue	$411,691	$591,202

Cost of revenue	754	18,547

Gross profit	410,937	572,655

Operating expenses
Payroll and related expenses	348,290	456,064
Stock based compensation	110,000	158,000
General and administrative	374,417	632,916
Total operating expenses	832,707	1,246,980

Loss from operations	(421,770)	(674,325)

Other income (expense), net	(3,184)	(1,903)

Net loss before provision for income taxes	(424,954)	(676,228)

Provision for income taxes	800	800

Net loss	$(425,754)	$(677,028)

Weighted average shares outstanding- basic and diluted	58,372,708	58,249,977

Net loss per share – basic and diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net loss	$(425,754)	$(677,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,916	23,697
Stock-based compensation	110,000	158,000
Stock issued for services	-	14,341
Changes in operating assets and liabilities:
Accounts receivable	(73,906)	(58,858)
Inventory	139	1,036
Prepaid expenses and deposits	19,972	36,978
Accounts payable and accrued liabilities	13,442	81,096

Net cash used in operating activities	(319,191)	(420,738)

Cash flows from investing activities:
Purchase of property and equipment	-	(7,597)
Purchase of intangible assets	-	(64,175)

Net cash used in investing activities	-	(71,772)

Cash flows from financing activities:
Issuance of preferred stock for cash	150,000	-
Payments on capital lease obligations	(52,721)	(18,882)

Net cash used in financing activities	97,279	(18,882)

Net decrease in cash	(221,912)	(511,392)
Cash, beginning of period	375,512	2,328,492
Cash, end of period	$153,600	$1,817,100

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$-	$209,384
Stock-based compensation	$110,000	$158,000
Stock issued for services	$-	$14,341

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is a social networking, internet company that specializes in developing and hosting forum based websites and provides targeted advertising and marketing services for our online customers.  We are headquartered in Woodland Hills, California, and we are incorporated under the laws of the State of Nevada on April 20, 2005.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our activities and our wholly-owned subsidiary, Adisn, Inc. All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three nine months ended July 31, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2013, included in our annual report on Form 10-K.

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
JULY 31, 2013
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
JULY 31, 2013
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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was $425,754 for the three months ended July 31, 2013.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)

2.            INVENTORY

As of July 31, 2013, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $33,029.

3.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

4.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31,	April 30,
	2013	2013

Furniture, fixtures and office equipment	$30,919	$30,919
Computers, servers and equipment	558,806	558,806
	589,725	589,725
Less: accumulated depreciation	(395,911)	(363,746)

	$193,814	$225,980

Depreciation expense was $32,166 for the three months ended July 31, 2013.

5.            CONCENTRATIONS OF CREDIT RISK

As of July 31, 2013, five customers accounted for approximately 68% of our outstanding receivables and a corresponding 52% of our sales for the three months ended July 31, 2013.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)

6.            INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. During the three months ended July 31, 2013, we recorded $4,750 of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		July 31,	April 30,
	Est. Life	2013	2013

Online forums and related websites	Indefinite	$6,973,327	$6,973,327
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	190,000	190,000
		9,413,327	9,413,327
Less: accumulated amortization		(49,974)	(45,224)

		$9,363,353	$9,368,103

As of July 31, 2013, we do not believe any impairment of intangible assets has occurred.

7.            GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As July 31, 2013, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)

8.            PREFERRED SERIES B STOCK

On April 8, 2013, we filed with the Secretary of State of Nevada the Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”) specifying the designations, preferences and relative rights of the Series B Convertible Preferred Stock (“Series B Shares”).  The Certificate of Designation created a series of preferred stock consisting of 1,000,000 out of the 25,000,000 shares of our preferred stock, which will be designated “Series B Preferred Stock.”  The Certificate of Designation provides, among other things, that: (i) the conversion price for the shares of Series B Shares is the price per share equal to the quotient of the original issue price of $1.00 per share (the “Original Issue Price”) divided by the number of shares of common stock into which each share of Series B Shares may be converted (the “Conversion Rate”), subject to adjustment from time to time for recapitalizations and as otherwise set forth in the Certificate of Designation; (ii) each share of Series B Shares is convertible into shares of common stock at the option of the holder at any time after the date of issuance at a Conversion Rate of 20 shares of common stock for each share of Series B Shares; (iii) the holder of outstanding Series B Shares will be entitled to receive dividends, when declared by the Board of Directors, at an annual dividend rate of 10% per share of Series B Shares, with such right to receive dividends being cumulative and will accrue and be payable annually; (iv) the shares of Series B Shares may be redeemed by us, at our option, at a redemption price equal to 120% of the amount obtained by multiplying the Original Issue Price of the Series B Shares by the number of shares of Series B Shares to be redeemed from the investor; and (v) so long as any shares of Series B Shares remain outstanding, we will not, among other things, amend or restate any provisions of our Articles of Incorporation or Bylaws, declare or pay dividends on any shares of common stock or other security other than Series B Shares, authorize or issue any equity security having a preference over or being on parity with the Series B Shares, change the authorized number of directors, or enter into indebtedness of more than $1,000,000, without the prior written consent of a majority of outstanding shares of Series B Shares.

On April 8, 2013, we sold 300,000 shares of Series B Shares to one foreign investor in exchange for $300,000, or $1.00 per share, pursuant to a securities purchase agreement (“Purchase Agreement”). In connection with the sale of Series B Shares, the investors also received warrants to purchase 3,000,000 shares of our common stock at a purchase price of $0.08 per share. The warrant agreements (“Warrants”) provide for an expiration period of five years from the date of the investment.

On July 16, 2013, pursuant to the Purchase Agreement, we sold 150,000 shares of Series B Shares to a foreign investor in exchange for $150,000, or $1.00 per share. In connection with the sale of Series B Shares, the investors also received Warrants to purchase 1,500,000 shares of our common stock at a purchase price of $0.08 per share.  The Warrants have an exercise term equal to 5 years and are exercisable commencing on July 16, 2013.

The Purchase Agreement provided that the investor would purchase 300,000 shares of Series B Shares and Warrants for a purchase price of $300,000 on or before July 12, 2013 (the “First Subsequent Closing Date”).  However, due to a logistical issue with the investor, we entered into the First Amendment to Securities Purchase Agreement (the “Amendment”), revising the First Subsequent Closing Date from July 12, 2013 to August 2, 2013.  The sale of the 150,000 shares of Series B Shares and Warrants on July 16, 2013 represents the first portion of the first subsequent closing and the remaining 150,000 shares of Series B Shares and Warrants would be purchased by the investor on or before August 2, 2013.  As described in Note 12, Subsequent Events, this sale occurred on August 2, 2013.

As a result of the Amendment, we issued an Amended and Restated Common Stock Purchase Warrant (“Amended and Restated Warrant”) to replace the Warrants issued at the initial closing and provide that such Warrants will vest only if the Investor purchases an additional 300,000 shares of Series B Shares and Warrants for a purchase price of $300,000 on or before the First Subsequent Closing Date.

Additionally, the foreign investor has the option to purchase the remaining 400,000 shares of Series B Shares and Warrants for a purchase price of $400,000 on or before October 12, 2013 (the “Second Subsequent Closing”).  In the event that the Second Subsequent Closing does not occur on or before October 12, 2013, we have the option to issue and sell all of the additional Series B Shares and Warrants to other investors, provided that, so long as the foreign investor remains a holder of Series B Preferred Stock, the foreign investor will have the right to participate in the our offering of the additional shares of Series B Preferred Stock and Warrants on the same terms and conditions as the other investors to such offering.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)

9.            CAPITAL LEASE OBLIGATION

On May 25, 2012, we entered into a capital lease obligation with Dell Financial Services for the acquisition of computer equipment.  Pursuant to the agreement, we are required to pay $9,326 per month for twenty-four (24) months, including interest of approximately 8% per annum, with an option to purchase the equipment for $1.00 at the end of the lease.  Accordingly, we have capitalized the acquisition cost of $209,384 for the computer equipment.

The future maturities of our capital lease obligation as of July 31, 2013 are as follows:

July 31,	Amount
2014	$72,467	-current
Total	$72,467

During the three months ended July 31, 2013, we made payments totaling $52,721, which included principal and interest of $49,485 and $3,236, respectively.

10.         STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the three months ended July 31, 2013, we issued stock options for 2,100,000 shares of our common stock, exercisable at various dates through May 2023 at fair market value at the date of grant of $0.04 per share to the recipient pursuant to the Plan.

For the three months ended July 31, 2013, we recognized $110,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)

10.         STOCK OPTIONS (Continued)

Stock option activity was as follows for the three months ended July 31, 2013:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2013	6,098,750	$0.75	7.95	$4,780,838
Granted	2,100,000	0.04	9.89	69,300
Forfeited/Expired	(1,190,000)	0.64	8.43	(540,454)
Exercised	-	-	-	-

Outstanding, July 31, 2013	7,008,750	$0.75	8.51	$4,309,684
Exercisable, July 31, 2013	2,780,625	$1.01	6.79	$2,808,431

A summary of the status of our unvested shares as of July 31, 2013 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2013	3,161,000	$0.36
Granted	2,100,000	0.04
Vested	157,125	0.79
Forfeited/Expired	(1,190,000)	0.64

Non-vested balance, July 31, 2013	4,228,125	$0.18

As July 31, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $833,823, which is expected to be recognized over a weighted-average period of approximately 8.51 years.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)

11.         PROVISION FOR INCOME TAXES

For the three months ended July 31, 2013, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of July 31, 2013, we had federal and state net operating loss carry forwards of approximately $15,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of July 31, 2013, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2013
Federal net operating loss (at 34%)	$5,240,000
State net operating loss (at 8.84%)	1,326,000
6,566,000
Less: valuation allowance	(6,566,000)

Net deferred tax assets	$-

Our valuation allowance increased by $140,000 during the three months ended July 31, 2013.

12.         SUBSEQUENT EVENTS

On August 2, 2013, pursuant to the Purchase Agreement as described in Note 8, we sold 150,000 shares of Series B Shares to a foreign investor in exchange for $150,000, or $1.00 per share. In connection with the sale of Series B Shares, the investors also received Warrants to purchase 1,500,000 shares of our common stock at a purchase price of $0.08 per share.  The Warrants have an exercise term equal to 5 years and are exercisable commencing on August 2, 2013.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	changes in our business;
•	general economic, industry and market sector conditions;
•	the ability to generate increased revenues from our forums;
•	the ability to obtain additional financing to implement our growth strategy;
•	the ability to manage our growth;
•	our ability to develop and market new technologies to respond to rapid technological changes;
•	competitive factors in the market(s) in which we operate; and
•	and other events, factors and risks disclosed from time to time in our filings with the Securities and Exchange Commission

No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended July 31, 2013.

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

Our network is comprised of two types of forum communities: branded, and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as RapMusic.com and PbNation.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com, Freeforums.org or Lefora.com.  We monetize the web traffic on these sites through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

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

As a result of the formal restructuring we previously disclosed in our March 14, 2013 press release issued in connection with our 10-Q for the quarter ended January 31, 2013, whereby we implemented a plan to reduce our run rate of annual operating expenses from approximately $4 million to approximately $2.5 million by October 2013, we have limited resources to pursue our strategic objectives.   With limited capital, we may be unable to achieve our objectives, improve our products or retain and grow our online user base.  However, we continue to focus on improving our forum network to enhance our user and community experience, and on seeking avenues to grow our business and contribute to our long-term viability, whether through improving advertising opportunities on our existing ad inventory or developing partnerships with third party publishers to improve monetization.  We also intend to complete the ongoing technical development of our forum advertising marketplace, and plan on leveraging the platform to increase our overall revenue.  Our goal is to help advertisers engage with communities of enthusiasts by using a variety of tools available on our forum advertising marketplace.  We recognize that many online advertisers seek engagement with online enthusiasts and users who are passionate about specific topics and products.  We believe that forums offer a significant opportunity to advertisers, as they are tightly knit social communities with concentrations of influencers who are often experts on the forum subject matter.  Forum users have traditionally been inaccessible to advertisers with larger budgets and who prefer making broad category or vertically specific purchases.  Therefore, we intend to continue the development of our ad server that will help us connect advertisers to our users in niche specific verticals.  Additionally, we are also evaluating strategic options, including potential business combinations as well as debt and equity financing.

We are committed to delivering quality, brand safe content for advertisers.  Since advertisers are drawn to quality content and curated home pages, we have been working diligently to improve our branded sites.  We recently relaunched RapMusic.com and Lefora.com and are continuing to identify properties for improvement opportunities.  We also have thousands of volunteer moderators and forum administrators patrolling our network, and while we are developing a proprietary solution, we are currently using a third party vendor to consistently identify and prune non-monetizable content that violates our terms of service.  Additionally, some of the content is international, and from countries for which there are limited advertising opportunities.

We also continue to conduct ongoing software development across all of our network properties to keep improving the administrator and user experience in the communities.  We are constantly working toward offering our communities favorable terms, features and incentives to help them grow and prosper.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended July 31, 2013, together with notes thereto, which are included in this report.

For the three months ended July 31, 2013, as compared to the three months ended July 31, 2012.

Results of Operations

Revenues and Gross Profit. We realized revenues of $411,691 for the three months ended July 31, 2013, as compared to revenues of $591,202 for the three months ended July 31, 2012.  The decrease is primarily due to lower than anticipated rates earned from multiple advertising networks during the three months ended July 31, 2013 as compared to the prior year.

Our cost of revenue for the three months ended July 31, 2013 was $754, as compared to cost of revenue of $18,547 for the three months ended July 31, 2012.  The decrease in cost of revenue was directly related to the cessation of Adisn’s revenue model, which previously required us to purchase ad inventory in order to deliver advertising campaigns on behalf of direct advertisers and their agencies, and focusing on monetizing our own forum advertising inventory.

Our gross profit for the three months ended July 31, 2013 was $410,937 as compared to gross profit of $572,655 for the three months ended July 31, 2012.

To grow our business during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing our ability to better serve advertisers and our existing forum communities.   Our failure to increase revenues will hinder our ability to increase the size of our operations.

Operating Expenses. For the three months ended July 31, 2013, our total operating expenses were $832,707, as compared to total operating expenses of $1,246,980 for the three months ended July 31, 2012. The decrease between the comparable periods is primarily due to a reduction of $48,000 in stock compensation expense which decreased from $158,000 for the three months ended July 31, 2012 to $110,000 for the three months ended July 31, 2013.  We also had a decrease in general and administrative expenses of $258,499 from $632,916 for the three months ended July 31, 2012 to $374,417 for the three months ended July 31, 2013, as a result of our expense reduction plan and savings from the migration of our third-party hosted sites from the cloud into our network operating center.

We implemented an expense reduction plan in the fourth quarter of the year ended April 30, 2013 reducing our annualized operating expenses from a run rate of approximately $4.0 million to an estimated $2.5 million by reducing personnel, eliminating non-critical services and completing operational efficiencies. We believe we can execute that plan without significantly impacting our revenues.

Other Income (Expense.) For the three months ended July 31, 2013, we had other expense of $3,184, primarily consisting of interest expense related to our capital lease obligation. By comparison, for the three months ended July 31, 2012, we had other expense of $1,903.

Net Loss. For the three months ended July 31, 2013, our net loss was $425,754, as compared to a net loss of $677,028 for the three months ended on July 31, 2012.

Liquidity and Capital Resources. Our total assets were $14,451,968 as of July 31, 2013, which consisted of cash of $153,600, accounts receivable of $288,837, investments of $28,570, inventory of $33,029, prepaid expenses and deposits of $30,589, property and equipment with a net value of $193,814, intangible and other assets of $9,363,353, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn.

Our current liabilities as of July 31, 2013, totaled $226,885, which is comprised of accounts payable of $8,000, accrued vacation of $68,148, other accrued liabilities of $78,270 and the current portion of a capital lease obligation in the amount of $72,467.   We had no other liabilities and no long-term commitments or contingencies at July 31, 2013.

As of July 31, 2013, we had cash of $153,600.  Pursuant to the Securities Purchase Agreement relating to the sale of our Series B Preferred Stock, as amended, we received proceeds of $150,000 on July 16, 2013 in exchange for 150,000 shares of Preferred Stock, and received an additional $150,000 of proceeds on August 2, 2013 in exchange for 150,000 shares of Preferred Stock.  Additionally, the Purchase Agreement provides that we may sell the remaining 400,000 shares of Preferred Stock in exchange for $400,000 by October 12, 2013. As part of our operational restructuring plan, we have also significantly reduced our operating expenses from approximately $4.0 million to an estimated $2.5 million on an annualized basis, and as of the end of this fiscal quarter, are now experiencing a net cash burn of approximately $60,000 per month, down from over $120,000 prior to the restructuring plan.  If we sell the remaining Preferred Stock, coupled with our reduced operating costs and net cash burn, we believe we have enough liquidity to continue operations into calendar 2014.  We remain optimistic about our ability to reduce costs and our net cash burn rate further and push toward operating cash flow breakeven during the upcoming holiday season, as advertisers and seasonal promoters generally pay out significantly higher rates to fill impressions and conduct affiliate conversions.  We are concentrating on optimizing our existing network of forum properties to prepare for the holiday season, and we are also continuing to develop our advertising marketplace in an effort to fully deploy it and begin earning revenues by the end of calendar 2013.  The period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising marketplace and existing ad inventory and anticipated efficiencies gained from the completion of ongoing automation and technical initiatives.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at July 31, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not currently involved in any legal proceeding that we believe has a material adverse effect on our business, financial condition or operating results.

On February 19, 2013, a complaint was filed by Andrew Moeck and Wendell Brown against the Company in the Superior Court of California, Los Angeles County relating to the earn-out calculation in the Securities Escrow Agreement dated June 9, 2010 from the acquisition of Adisn, Inc. ("Adisn").  The complaint alleges that we breached our obligations pursuant to the Securities Escrow Agreement by failing to authorize the release of all of the escrowed shares and seeks compensatory, consequential and punitive damages in amounts to be proven at trial.  We believe the lawsuit has no merit and intend to vigorously defend this action.

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

In response to our cross-complaint, plaintiffs filed a limited motion to strike a small collection of allegations. We opposed the motion to strike, and at a hearing held on August 6, 2013, the Court denied plaintiffs' motion to strike.  In response to our demurrer, plaintiffs elected to amend their complaint, rather than oppose the demurrer.  On August 9, 2013, we filed a demurrer to plaintiffs' first amended complaint.  The hearing on our demurrer is currently set for October 22, 2013.  The parties are now engaged in the discovery process.

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

CrowdGather, Inc., a Nevada corporation

September 5, 2013	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

September 5, 2013	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss Chief Financial Officer (Principal Financial and Accounting Officer)