Form 10-Q
period 2013-10-31
CrowdGather, Inc.
filed 2013-12-04
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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

As of December 3, 2013, there were 60,782,708 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	OCTOBER 31, 2013 (UNAUDITED)	APRIL 30, 2013
ASSETS
Current assets
Cash	$445,005	$375,512
Accounts receivable	186,666	214,931
Investments	28,570	28,570
Inventory	32,035	33,168
Prepaid expenses and deposits	63,828	50,561

Total current assets	756,104	702,742

Property and equipment, net of accumulated depreciation of $427,459 and $363,746, respectively	173,025	225,980

Intangible and other assets, net of accumulated amortization of $0 and $45,224, respectively	9,223,327	9,368,103
Goodwill	4,360,176	4,360,176

Total assets	$14,512,632	$14,657,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,000	$8,000
Accrued vacation	53,124	63,838
Other accrued liabilities	91,097	69,138
Capital lease obligation, current portion	54,706	115,921

Total current liabilities	206,927	256,897

Capital lease obligation, net of current portion	-	9,267

Stockholders’ equity
Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 300,000 shares issued and outstanding, respectively	1,000,000	300,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 60,782,708 and 58,372,708 issued and outstanding, respectively	60,913	58,503
Additional paid-in capital	29,498,906	29,070,716
Accumulated deficit	(16,232,684)	(15,016,952)
Accumulated other comprehensive loss	(21,430)	(21,430)

Total stockholders’ equity	14,305,705	14,390,837

Total liabilities and stockholders’ equity	$14,512,632	$14,657,001

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Revenue	$425,348	$423,732	$837,039	$1,014,934

Cost of revenue	1,868	669	2,622	19,216

Gross profit	423,480	423,063	834,417	995,718

Operating expenses
Payroll and related expenses	322,874	461,133	671,164	917,197
Stock based compensation	320,600	158,000	430,600	316,000
General and administrative	429,117	594,390	803,534	1,227,306
Impairment of intangible assets	140,026	-	140,026	-
Total operating expenses	1,212,617	1,213,523	2,045,324	2,460,503

Loss from operations	(789,137)	(790,460)	(1,210,907)	(1,464,785)

Other income (expense), net	(841)	(2,938)	(4,025)	(4,841)

Net loss before provision for income taxes	(789,978)	(793,398)	(1,214,932)	(1,469,626)

Provision for income taxes	0	0	800	800

Net loss	$(789,978)	$(793,398)	$(1,215,732)	$(1,470,426)

Weighted average shares outstanding- basic and diluted	59,261,198	58,272,708	58,881,850	58,261,343

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net loss	$(1,215,732)	$(1,470,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	140,026	-
Depreciation and amortization	68,464	67,974
Stock-based compensation	430,600	316,000
Stock issued for services	-	14,341
Changes in operating assets and liabilities:
Accounts receivable	28,265	(139,853)
Inventory	1,133	1,036
Prepaid expenses and deposits	(13,267)	3,141
Accounts payable and accrued liabilities	11,245	156,058

Net cash used in operating activities	(549,266)	(1,051,729)

Cash flows from investing activities:
Purchase of property and equipment	(10,759)	(7,597)
Purchase of intangible assets	-	(64,175)

Net cash used in investing activities	(10,759)	(71,772)

Cash flows from financing activities:
Issuance of preferred stock for cash	700,000	-
Payments on capital lease obligations	(70,482)	(43,254)

Net cash from (used in) financing activities	629,518	(43,254)

Net increase (decrease) in cash	69,493	(1,166,755)
Cash, beginning of period	375,512	2,328,492
Cash, end of period	$445,005	$1,161,737

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,126	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$-	$209,384
Stock-based compensation	$430,600	$316,000
Stock issued for services	$-	$14,341

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013
(UNAUDITED)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is a social networking, internet company that specializes in developing and hosting forum based websites and provides targeted advertising and marketing services for our online customers.  We are headquartered in Woodland Hills, California, and were incorporated under the laws of the State of Nevada on April 20, 2005.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our activities and our wholly-owned subsidiary, Adisn, Inc. All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2013, included in our annual report on Form 10-K.

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
OCTOBER 31, 2013
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
OCTOBER 31, 2013
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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was $789,978 and $1,215,732 for the three and six months ended October 31, 2013, respectively.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013
(UNAUDITED)

2.            INVENTORY

As of October 31, 2013, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $32,035.

3.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

4.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2013	April 30, 2013

Furniture, fixtures and office equipment	$30,919	$30,919
Computers, servers and equipment	569,566	558,806

	600,484	589,725
Less: accumulated depreciation	(427,459)	(363,746)

	$173,025	$225,980

Depreciation expense was $31,548 and $63,714 for the three and six months ended October 31, 2013, respectively.

5.            CONCENTRATIONS OF CREDIT RISK

As of October 31, 2013, four customers accounted for approximately 50% of our outstanding receivables and a corresponding 28% of our sales for the six months ended October 31, 2013.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013
(UNAUDITED)

6.            INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. For the six months ended October 31, 2013, we recorded $4,750 of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		October 31,	April 30,
	Est. Life	2013	2013

Online forums and related websites	Indefinite	$6,973,327	$6,973,327
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	-	190,000
		9,223,327	9,413,327
Less: accumulated amortization		-	(45,224)

		$9,223,327	$9,368,103

During the six months ended October 31, 2013, we entered into a settlement agreement with the former shareholders of Adisn, Inc.  As a result of the settlement, the trademarks and trade names originally purchased from Adisn, Inc. were returned and we recorded a net impairment of $140,026, ($190,000 asset less $49,974 accumulated amortization).

7.            GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As October 31, 2013, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013
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

On July 16, 2013, pursuant to the Purchase Agreement, we sold 150,000 shares of Series B Shares to a foreign investor in exchange for $150,000, or $1.00 per share. In connection with the sale of Series B Shares, the investor also received Warrants to purchase 1,500,000 shares of our common stock at a purchase price of $0.08 per share.  The Warrants have an exercise term equal to 5 years and are exercisable commencing on July 16, 2013.

The Purchase Agreement provided that the investor would purchase 300,000 shares of Series B Shares and Warrants for a purchase price of $300,000 on or before July 12, 2013 (the “First Subsequent Closing Date”).  However, we then entered into the First Amendment to Securities Purchase Agreement (the “Amendment”), revising the First Subsequent Closing Date from July 12, 2013 to August 2, 2013.  The sale of the 150,000 shares of Series B Shares and Warrants on July 16, 2013 represents the first portion of the first subsequent closing and the remaining 150,000 shares of Series B Shares and Warrants would be purchased by the investor on or before August 2, 2013.

As a result of the Amendment, we issued an Amended and Restated Common Stock Purchase Warrant (“Amended and Restated Warrant”) to replace the Warrants issued at the initial closing and provide that such Warrants will vest only if the Investor purchases an additional 300,000 shares of Series B Shares and Warrants for a purchase price of $300,000 on or before the First Subsequent Closing Date.

On August 2, 2013, pursuant to the Purchase Agreement and Amendment, we sold 150,000 shares of Series B Shares to a foreign investor in exchange for $150,000, or $1.00 per share. In connection with the sale of Series B Shares, the investor also received Warrants to purchase 1,500,000 shares of our common stock at a purchase price of $0.08 per share.  The Warrants have an exercise term equal to 5 years and are exercisable commencing on August 2, 2013.

On October 9, 2013, pursuant to the Purchase Agreement, we sold 400,000 shares of Series B Shares to three foreign investors in exchange for $400,000, or $1.00 per share. In connection with the sale of Series B Shares, the investors also received Warrants to purchase 4,000,000 shares of our common stock at a purchase price of $0.08 per share.  The Warrants have an exercise term equal to 5 years and are exercisable commencing on October 9, 2013.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013
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

The future maturities of our capital lease obligation as of October 31, 2013 are as follows:

October 31,	Amount
2014	$54,706	-current
Total	$54,706

During the six months ended October 31, 2013, we made payments totaling $74,608, which included principal and interest of $70,482 and $4,126, respectively.

10.         STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the six months ended October 31, 2013, we issued stock options for 2,100,000 shares of our common stock, exercisable at various dates through May 2023 at fair market value at the date of grant of $0.04 per share to the recipient pursuant to the Plan.

Additionally, On October 1, 2013, we granted 2,160,000 shares of our restricted common stock to certain key employees, consultants, advisors and directors.  Such shares vest annually over a four year period.

For the six months ended October 31, 2013, we recognized $200,000 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013
(UNAUDITED)

10.         STOCK OPTIONS (Continued)

Stock option activity was as follows for the six months ended October 31, 2013:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2013	6,098,750	$0.75	8.25	$3,355,810
Granted	2,100,000	0.04	9.58	69,300
Forfeited/Expired	(2,370,000)	0.64	7.84	(843,334)
Exercised	-	-	-	-

Outstanding, October 31, 2013	5,828,750	$0.59	8.85	$2,581,776
Exercisable, October 31, 2013	2,666,562	$1.00	6.28	$2,666,562

A summary of the status of our unvested shares as of October 31, 2013 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2013	3,161,000	$0.36
Granted	2,100,000	0.04
Vested	(515,313)	0.37
Forfeited/Expired	(1,583,499)	0.68

Non-vested balance, October 31, 2013	3,162,188	$0.18

As October 31, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $633,319, which is expected to be recognized over a weighted-average period of approximately 8.85 years.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2013
(UNAUDITED)

11.         PROVISION FOR INCOME TAXES

For the six months ended October 31, 2013, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of October 31, 2013, we had federal and state net operating loss carry forwards of approximately $15,500,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2033. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of October 31, 2013, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2013
Federal net operating loss (at 34%)	$5,380,000
State net operating loss (at 8.84%)	1,400,000
6,780,000
Less: valuation allowance	(6,780,000)

Net deferred tax assets	$-

Our valuation allowance increased by $354,000 during the six months ended October 31, 2013.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended October 31, 2013.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2013, together with notes thereto, which are included in this report.

For the three months ended October 31, 2013, as compared to the three months ended October 31, 2012.

Results of Operations

Revenues and Gross Profit. We realized revenues of $425,348 for the three months ended October 31, 2013, as compared to revenues of $423,732 for the three months ended October 31, 2012.

Our cost of revenue for the three months ended October 31, 2013 was $1,868, as compared to cost of revenue of $669 for the three months ended October 31, 2012.

Our gross profit for the three months ended October 31, 2013 was $423,480 as compared to gross profit of $423,063 for the three months ended October 31, 2012.

To grow our business during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing our ability to better serve advertisers and our existing forum communities.   Our failure to increase revenues will hinder our ability to increase the size of our operations.

Operating Expenses. For the three months ended October 31, 2013, our total operating expenses were $1,212,617, as compared to total operating expenses of $1,213,523 for the three months ended October 31, 2012. Payroll and related expenses decreased by $138,259 from $461,133 for the three months ended October 31, 2012 to $322,874 for the three months ended October 31, 2013 as a result of our expense reduction plan.  Offsetting this decrease was an increase of $162,600 from $158,000 for the three months ended October 31, 2012 to $320,600 for the three months ended October 31, 2013 primarily due to the issuance of restricted common stock.  We also had a decrease in general and administrative expenses of $165,273 from $594,390 for the three months ended October 31, 2012 to $429,117 for the three months ended October 31, 2013, as a result of our expense reduction plan offset by $50,000 for legal settlement expenses.  We recorded $140,026 of impairment loss relating to a settlement agreement with the former shareholders of Adisn, Inc. whereby the trademarks and trade names originally purchased from Adisn, Inc. were returned.

Other Income (Expense.) For the three months ended October 31, 2013, we had other expense of $841, primarily consisting of interest expense related to our capital lease obligation. By comparison, for the three months ended October 31, 2012, we had other expense of $2,938.

Net Loss. For the three months ended October 31, 2013, our net loss was $789,978, as compared to a net loss of $793,398 for the three months ended on October 31, 2012.

For the six months ended October 31, 2013, as compared to the six months ended October 31, 2012.

Results of Operations

Revenues and Gross Profit. We realized revenues of $837,039 for the six months ended October 31, 2013, as compared to revenues of $1,014,934 for the six months ended October 31, 2012.  The decrease is primarily due to lower than anticipated rates earned from multiple advertising networks during the six months ended October 31, 2013 as compared to the prior year.

Our cost of revenue for the six months ended October 31, 2013 was $2,622, as compared to cost of revenue of $19,216 for the six months ended October 31, 2012.  The decrease in cost of revenue was due to reduced purchases of ad inventory on behalf of direct advertisers and their agencies during the six months ended October 31, 2013 as compared to the prior year.

Our gross profit for the six months ended October 31, 2013 was $834,417 as compared to gross profit of $995,718 for the six months ended October 31, 2012.

To grow our business during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing our ability to better serve advertisers and our existing forum communities.   Our failure to increase revenues will hinder our ability to increase the size of our operations.

Operating Expenses. For the six months ended October 31, 2013, our total operating expenses were $2,045,324, as compared to total operating expenses of $2,460,503 for the six months ended October 31, 2012. Payroll and related expenses decreased by $246,033 from $917,197 for the six months ended October 31, 2012 to $671,164 for the six months ended October 31, 2013 as a result of our expense reduction plan.  Offsetting this decrease was an increase of $114,600 from $316,000 for the six months ended October 31, 2012 to $430,600 for the six months ended October 31, 2013 primarily due to the issuance of restricted common stock.  We also had a decrease in general and administrative expenses of $423,772 from $1,227,306 for the six months ended October 31, 2012 to $803,534 for the six months ended October 31, 2013, as a result of our expense reduction plan offset by $50,000 for legal settlement expenses. We recorded $140,026 of impairment loss relating to a settlement agreement with the former shareholders of Adisn, Inc. whereby the trademarks and trade names originally purchased from Adisn, Inc. were returned.

Other Income (Expense.) For the six months ended October 31, 2013, we had other expense of $4,025, primarily consisting of interest expense related to our capital lease obligation. By comparison, for the six months ended October 31, 2012, we had other expense of $4,841.

Net Loss. For the six months ended October 31, 2013, our net loss was $1,215,732, as compared to a net loss of $1,470,426 for the six months ended on October 31, 2012.

Liquidity and Capital Resources. Our total assets were $14,512,632 as of October 31, 2013, which consisted of cash of $445,005, accounts receivable of $186,666, investments of $28,570, inventory of $32,035, prepaid expenses and deposits of $63,828, property and equipment with a net value of $173,025, intangible and other assets of $9,223,327, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn.

Our current liabilities as of October 31, 2013, totaled $206,927, which is comprised of accounts payable of $8,000, accrued vacation of $53,124, other accrued liabilities of $91,097 and the current portion of a capital lease obligation in the amount of $54,706.   We had no other liabilities and no long-term commitments or contingencies at October 31, 2013.

As of October 31, 2013, we had cash of $445,005.  As part of our operational restructuring plan, we have also significantly reduced our operating expenses from approximately $4.0 million to an estimated $2.5 million on an annualized basis, and are experiencing a net cash burn of approximately $60,000 per month, down from over $120,000 prior to the restructuring plan.  With our reduced operating costs and net cash burn, we believe we have enough liquidity to continue operations into calendar 2014.  We remain optimistic about our ability to reduce costs and our net cash burn rate further and push toward operating cash flow breakeven during the upcoming holiday season, as advertisers and seasonal promoters generally pay out significantly higher rates to fill impressions and conduct affiliate conversions.  We are concentrating on optimizing our existing network of forum properties to prepare for the holiday season, and we are also continuing to develop our advertising marketplace in an effort to fully deploy it and begin earning revenues in calendar 2014.  The period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising marketplace and existing ad inventory and anticipated efficiencies gained from the completion of ongoing automation and technical initiatives.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2013.

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

On October 11, 2013, the Company entered into a Settlement Agreement and Release (“Settlement”) with Andrew Moeck and Wendell Brown (collectively, the “Plaintiffs”) settling the Plaintiffs’ complaint against the Company.  The complaint was filed in the Superior Court of California, Los Angeles County and related to the earn-out calculation in the Securities Escrow Agreement dated June 9, 2010 from the Company’s acquisition of Adisn, Inc ("Adisn").

Per the terms of the Settlement, the Company made a cash payment of $50,000, issued 250,000 shares of common stock and transferred the Adisn trademark, domain and patent to the Plaintiffs in exchange for the Company receiving a royalty-free license to use the patent in perpetuity and a dismissal of all pending claims.

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

CrowdGather, Inc., a Nevada corporation

December 3, 2013	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

December 3, 2013	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss Chief Financial Officer (Principal Financial and Accounting Officer)