Form 10-Q
period 2014-01-31
CrowdGather, Inc.
filed 2014-03-17
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

As of March 14, 2014, there were 61,382,708 shares of the issuer’s $.001 par value common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JANUARY 31, 2014 (UNAUDITED)	APRIL 30, 2013
ASSETS
Current assets
Cash	$202,211	$375,512
Accounts receivable	228,558	214,931
Investments	28,570	28,570
Inventory	31,982	33,168
Prepaid expenses and deposits	44,984	50,561

Total current assets	536,305	702,742

Property and equipment, net of accumulated depreciation of $462,745 and $363,746, respectively	149,948	225,980

Intangible and other assets, net of accumulated amortization of $0 and $45,224, respectively	9,223,327	9,368,103
Goodwill	4,360,176	4,360,176

Total assets	$14,269,756	$14,657,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,000	$8,000
Accrued vacation	54,922	63,838
Other accrued liabilities	80,097	69,138
Capital lease obligation, current portion	27,629	115,921

Total current liabilities	170,648	256,897

Capital lease obligation, net of current portion	-	9,267

Stockholders’ equity
Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 300,000 shares issued and outstanding, respectively	1,000,000	300,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 61,382,708 and 58,372,708 issued and outstanding, respectively	61,513	58,503
Additional paid-in capital	29,630,306	29,070,716
Accumulated deficit	(16,571,281)	(15,016,952)
Accumulated other comprehensive loss	(21,430)	(21,430)

Total stockholders’ equity	14,099,108	14,390,837

Total liabilities and stockholders’ equity	$14,269,756	$14,657,001

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Revenue	$446,201	$508,689	$1,283,240	$1,523,623

Cost of revenue	703	25,752	3,325	44,968

Gross profit	445,498	482,937	1,279,915	1,478,655

Operating expenses
Payroll and related expenses	269,118	482,172	940,282	1,399,369
Stock based compensation	132,000	140,000	562,600	456,000
General and administrative	382,134	540,075	1,185,668	1,767,381
Impairment of intangible assets	-	-	140,026	-
Total operating expenses	783,252	1,162,247	2,828,576	3,622,750

Loss from operations	(337,754)	(679,310)	(1,548,661)	(2,144,095)

Other income (expense), net	(843)	(2,883)	(4,868)	(7,724)

Net loss before provision for income taxes	(338,597)	(682,193)	(1,553,529)	(2,151,819)

Provision for income taxes	0	0	800	800

Net loss	$(338,597)	$(682,193)	$(1,554,329)	$(2,152,619)

Weighted average shares outstanding- basic and diluted	61,101,632	58,343,360	59,621,777	58,308,544

Net loss per share – basic and diluted	$(0.01	$(0.01)	$(0.03)	$(0.04)

 See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(UNAUDITED)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,554,329)	$(2,152,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	140,026	-
Depreciation and amortization	103,750	109,937
Stock-based compensation	562,600	456,000
Stock issued for services	-	26,341
Changes in operating assets and liabilities:
Accounts receivable	(13,627)	(243,255)
Inventory	1,186	1,851
Prepaid expenses and deposits	5,577	22,956
Accounts payable and accrued liabilities	2,043	79,255

Net cash used in operating activities	(752,774)	(1,699,534)

Cash flows from investing activities:
Purchase of property and equipment	(22,968)	(7,597)
Purchase of intangible assets	-	(64,175)

Net cash used in investing activities	(22,968)	(71,772)

Cash flows from financing activities:
Issuance of preferred stock	700,000	-
Payments on capital lease obligations	(97,559)	(68,113)

Net cash from (used in) financing activities	602,441	(68,113)

Net (decrease) in cash	(173,301)	(1,839,419)
Cash, beginning of period	375,512	2,328,492
Cash, end of period	$202,211	$489,073

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,027	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$-	$209,384
Stock-based compensation	$562,600	$456,000
Stock issued for services	$-	$26,341

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014
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

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2013, included in our annual report on Form 10-K.

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
JANUARY 31, 2014
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

Revenue Recognition

We currently work with third-party advertising networks and advertisers pay for advertising on a cost per thousand views, cost per click or cost per action basis. All sales are recorded in accordance with ASC 605, Revenue Recognition . Revenue is recognized when all the criteria have been met:

• When persuasive evidence of an arrangement exists.
• The services have been provided to the customer.
• The fee is fixed or determinable.
• Collectability is reasonably assured.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014
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

Stock Based Compensation

We account for employee stock option grants in accordance with ASC 718, Compensation – Stock Compensation . ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by ASC 505-50, Equity – Disclosure . For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was $338,597 and $1,554,329 for the three and nine months ended January 31, 2014, respectively.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014
(UNAUDITED)

2.            INVENTORY

As of January 31, 2014, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $31,982.

3.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

4.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2014	April 30, 2013

Furniture, fixtures and office equipment	$30,919	$30,919
Computers, servers and equipment	581,774	558,807

	612,693	589,726
Less: accumulated depreciation	(462,745)	(363,746)

	$149,948	$225,980

Depreciation expense was $35,286 and $98,999 for the three and nine months ended January 31, 2014, respectively.

5.             CONCENTRATIONS OF CREDIT RISK

As of January 31, 2014, five customers accounted for approximately 56% of our outstanding receivables and a corresponding 37% of our sales for the nine months ended January 31, 2014.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014
(UNAUDITED)

6.             INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. For the nine months ended January 31, 2014, we recorded $4,750 of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		January 31,	April 30,
	Est. Life	2014	2013

Online forums and related websites	Indefinite	$6,973,327	$6,973,327
Target advertising technology	Indefinite	2,250,000	2,250,000
Trademarks and trade names	10 years	-	190,000
		9,223,327	9,413,327
Less: accumulated amortization		-	(45,224)

		$9,223,327	$9,368,103

During the nine months ended January 31, 2014, we entered into a settlement agreement with the former shareholders of Adisn, Inc.  As a result of the settlement, the trademarks and trade names originally purchased from Adisn, Inc. were returned and we recorded a net impairment of $140,026, ($190,000 asset less $49,974 accumulated amortization).

7.            GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As January 31, 2014, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014
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
JANUARY 31, 2014
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

The future maturities of our capital lease obligation as of January 31, 2014 are as follows:

January 31,	Amount
2015	$27,629	-current
Total	$27,629

During the nine months ended January 31, 2014, we made payments totaling $97,559, which included principal and interest of $92,532 and $5,027, respectively.

10.          STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the nine months ended January 31, 2014, we issued stock options for 2,100,000 shares of our common stock, exercisable at various dates through May 2023 at fair market value at the date of grant of $0.04 per share to the recipient pursuant to the Plan.

Additionally, during the nine months ended January 31, 2014, we granted 2,560,000 shares of our restricted common stock to certain key employees, consultants, advisors and directors.  Such shares vest annually over a four year period.

For the nine months ended January 31, 2014, we recognized $562,600 of stock-based compensation costs as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014
(UNAUDITED)

10.          STOCK OPTIONS (Continued)

Stock option activity was as follows for the nine months ended January 31, 2014:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2013	6,098,750	$0.75	8.25	$3,355,810
Granted	2,100,000	0.04	9.33	69,300
Forfeited/Expired	(1,965,000)	0.64	7.70	(871,766)
Exercised	-	-	-	-

Outstanding, January 31, 2014	6,233,750	$0.55	8.01	$2,553,344
Exercisable, January 31, 2014	3,060,000	$0.91	6.53	$2,792,738

A summary of the status of our unvested shares as of January 31, 2014 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2013	3,161,000	$0.36
Granted	2,100,000	0.04
Vested	(974,688)	0.37
Forfeited/Expired	(1,112,562)	0.63

Non-vested balance, January 31, 2014	3,173,750	$0.15

As January 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $523,305, which is expected to be recognized over a weighted-average period of approximately 8.01 years.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2014
(UNAUDITED)

11.          PROVISION FOR INCOME TAXES

For the nine months ended January 31, 2014, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of January 31, 2014, we had federal and state net operating loss carry forwards of approximately $15,800,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2034. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of January 31, 2014, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2014
Federal net operating loss (at 34%)	$5,400,000
State net operating loss (at 8.84%)	1,425,000
6,825,000
Less: valuation allowance	(6,825,000)

Net deferred tax assets	$-

Our valuation allowance increased by $399,000 during the nine months ended January 31, 2014.

 12.          SUBSEQUENT EVENT

On March 16, 2014, we entered into a web site purchase agreement to sell certain online forums and related website assets for $570,000 to an unrelated third party. The closing of the purchase agreement is subject to certain terms and conditions and is expected to close in our current fourth quarter of fiscal 2014.

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

N o assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended January 31, 2014.

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

Our network is comprised of two types of forum communities: branded, and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as Pocketables.com and PbNation.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com and Freeforums.org.  We monetize the web traffic on these sites through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

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

As a result of the formal restructuring we previously disclosed in our March 14, 2013 press release issued in connection with our 10-Q for the quarter ended January 31, 2013, whereby we implemented a plan to reduce our run rate of annual operating expenses from approximately $4 million to approximately $2.5 million by October 2013, we have limited resources to pursue our strategic objectives.    With limited capital, we may be unable to achieve our objectives, improve our products or retain and grow our online user base.   However, we continue to focus on improving our forum network to enhance our user and community experience, and on seeking avenues to grow our business and contribute to our long-term viability, whether through improving advertising opportunities on our existing ad inventory or developing partnerships with third party publishers to improve monetization.  We also intend to complete the ongoing technical development of our forum advertising marketplace, and plan on leveraging the platform to increase our overall revenue.  Our goal is to help advertisers engage with communities of enthusiasts by using a variety of tools available on our forum advertising marketplace.  We recognize that many online advertisers seek engagement with online enthusiasts and users who are passionate about specific topics and products.  We believe that forums offer a significant opportunity to advertisers, as they are tightly knit social communities with concentrations of influencers who are often experts on the forum subject matter.  Forum users have traditionally been inaccessible to advertisers with larger budgets and who prefer making broad category or vertically oriented purchases.  Through the use of technology we intend to pursue a strategy that will help us better connect advertisers to our users in niche specific verticals.  We are also evaluating strategic options, including potential business combinations as well as debt and equity financing.

We are committed to delivering quality, brand safe content for advertisers.  Since advertisers are drawn to quality content and curated home pages, we have been working diligently to improve our branded sites.  We have thousands of volunteer moderators and forum administrators patrolling our network, and we are in the process of deploying our own content filter that will consistently identify and prune non-monetizable content that violates our terms of service.

We also continue to conduct ongoing software development across all of our network properties to keep improving the administrator and user experience in the communities.  We are constantly working toward offering our communities favorable terms, features and incentives to help them grow and prosper.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2014, together with notes thereto, which are included in this report.

For the three months ended January 31, 2014, as compared to the three months ended January 31, 2013.

Results of Operations

Revenues and Gross Profit. We realized revenues of $446,201 for the three months ended January 31, 2014, as compared to revenues of $508,689 for the three months ended January 31, 2013. The decrease between comparable periods is primarily due to certain direct advertising campaigns that did not reoccur in the three months ended January 31, 2014 as compared to the prior year.

Our cost of revenue for the three months ended January 31, 2014 was $703, as compared to cost of revenue of $25,752 for the three months ended January 31, 2013.  The decrease in cost of revenue was due to reduced purchases of ad inventory on behalf of direct advertisers and their agencies during the three months ended January 31, 2014 as compared to the prior year.

Our gross profit for the three months ended January 31, 2014 was $445,498 as compared to gross profit of $482,937 for the three months ended January 31, 2013.

To grow our business during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing our ability to better serve advertisers and our existing forum communities.   Our failure to increase revenues will hinder our ability to increase the size of our operations.

Operating Expenses. For the three months ended January 31, 2014, our total operating expenses were $783,252, as compared to total operating expenses of $1,162,247 for the three months ended January 31, 2013. Payroll and related expenses decreased by $213,054 from $482,172 for the three months ended January 31, 2013 to $269,118 for the three months ended January 31, 2014 as a result of our expense reduction plan.  Stock based compensation decreased by $8,000 from $140,000 for the three months ended January 31, 2013 to $132,000 for the three months ended January 31, 2014.  We also had a decrease in general and administrative expenses of $157,941 from $540,075 for the three months ended January 31, 2013 to $382,134 for the three months ended January 31, 2014, as a result of our expense reduction plan.

Other Income (Expense.) For the three months ended January 31, 2014, we had other expense of $843, primarily consisting of interest expense related to our capital lease obligation. By comparison, for the three months ended January 31, 2013, we had other expense of $2,883.

Net Loss. For the three months ended January 31, 2014, our net loss was $338,597, as compared to a net loss of $682,193 for the three months ended on January 31, 2013.

For the nine months ended January 31, 2014, as compared to the nine months ended January 31, 2013.

Results of Operations

Revenues and Gross Profit. We realized revenues of $1,283,240 for the nine months ended January 31, 2014, as compared to revenues of $1,523,623 for the nine months ended January 31, 2013.  The decrease is primarily due to lower than anticipated rates earned from multiple advertising networks and certain direct advertising campaigns that did not reoccur during the nine months ended January 31, 2014 as compared to the prior year.

Our cost of revenue for the nine months ended January 31, 2014 was $3,325, as compared to cost of revenue of $44,968 for the nine months ended January 31, 2013.  The decrease in cost of revenue was due to reduced purchases of ad inventory on behalf of direct advertisers and their agencies during the nine months ended January 31, 2014 as compared to the prior year.

Our gross profit for the nine months ended January 31, 2014 was $1,279,915 as compared to gross profit of $1,478,655 for the nine months ended January 31, 2013.

To grow our business during the next twelve months, we need to generate increased revenues by expanding our online forum offerings and increasing our ability to better serve advertisers and our existing forum communities.   Our failure to increase revenues will hinder our ability to increase the size of our operations.

Operating Expenses. For the nine months ended January 31, 2014, our total operating expenses were $2,828,576, as compared to total operating expenses of $3,622,750 for the nine months ended January 31, 2013. Payroll and related expenses decreased by $459,087 from $1,399,369 for the nine months ended January 31, 2013 to $940,282 for the nine months ended January 31, 2014 as a result of our expense reduction plan.  Offsetting this decrease was an increase of $106,600 from $456,000 for the nine months ended January 31, 2013 to $562,600 for the nine months ended January 31, 2014 primarily due to the issuance of restricted common stock.  We also had a decrease in general and administrative expenses of $581,713 from $1,767,381 for the nine months ended January 31, 2013 to $1,185,668 for the nine months ended January 31, 2014, as a result of our expense reduction plan offset by $50,000 for legal settlement expenses. During the nine months ended January 31, 2014, we recorded $140,026 of impairment loss relating to a settlement agreement with the former shareholders of Adisn, Inc. whereby the trademarks and trade names originally purchased from Adisn, Inc. were returned.

Other Income (Expense.) For the nine months ended January 31, 2014, we had other expense of $4,868, primarily consisting of interest expense related to our capital lease obligation. By comparison, for the nine months ended January 31, 2013, we had other expense of $7,724.

Net Loss. For the nine months ended January 31, 2014, our net loss was $1,554,329, as compared to a net loss of $2,152,619 for the nine months ended on January 31, 2013.

Liquidity and Capital Resources. Our total assets were $14,269,756 as of January 31, 2014, which consisted of cash of $202,211, accounts receivable of $228,558, investments of $28,570, inventory of $31,982, prepaid expenses and deposits of $44,984, property and equipment with a net value of $149,948, intangible and other assets of $9,223,327, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 related to our acquisition of Adisn.

Our current liabilities as of January 31, 2014, totaled $170,648, which is comprised of accounts payable of $8,000, accrued vacation of $54,922, other accrued liabilities of $80,097 and the current portion of a capital lease obligation in the amount of $27,629.   We had no other liabilities and no long-term commitments or contingencies at January 31, 2014.

As of January 31, 2014, we had cash of $202,211.  As part of our operational restructuring plan, we have significantly reduced our operating expenses from approximately $4.0 million to an estimated $2.5 million on an annualized basis, and are experiencing a net cash burn of approximately $60,000 per month, down from over $120,000 prior to the restructuring plan.  We are concentrating on optimizing our existing network of forum properties and are also continuing to develop our advertising marketplace in an effort to fully deploy it and begin earning revenues from it in calendar 2014.

On March 16, 2014, we entered into a web site purchase agreement to sell certain online forums and related website assets for $570,000 to an unrelated third party. The closing of the purchase agreement is subject to certain terms and conditions and is expected to close in our current fourth quarter of fiscal 2014. The cash anticipated to be received as part of the closing of the purchase agreement will help sustain our operations into the foreseeable future. However, the period for which our existing financial resources as well as the financial resources necessary to support our operations and launch of our marketplace involves risks and uncertainties and actual results could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising marketplace and existing ad inventory, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01.- Entry into a Material Definitive Agreement ” and “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

Web Site Purchase Agreement

On March 16, 2014, the Registrant entered into a Web Site Purchase Agreement (“Purchase Agreement”) to sell certain online forums and related websites and domain names to VerticalScope, Inc. for $570,000. The Purchase Agreement provides that closing will occur on or before March 31, 2014 and is subject to certain terms and conditions contained therein. This brief description of the Purchase Agreement is only a summary of the material terms and is qualified in its entirety by reference to the full text of the Agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Employment Agreement

On March 17, 2014, the Registrant entered into an Executive Employment Agreement with Sanjay Sabnani (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Sabnani will serve as President and Chief Executive Officer for an initial term of three years with an additional one year extension granted automatically unless a 60 day written notice to the contrary is provided by either Mr. Sabnani or the Registrant.  Mr. Sabnani will be responsible for 1) the day-to-day operations of the Registrant and such other duties, consistent with the Chief Executive Officer position, as the Board may delegate to Mr. Sabnani from time to time.  The Registrant will pay Mr. Sabnani an annual base salary of $240,000 per year. The salary shall increase to $325,000 per year if the Registrant closes and equity financing of more than $4,000,000 within the initial 12 months of the Employment Agreement and to $275,000 immediately following the occurrence of a “Change in Control” as defined in Appendix I to the Employment Agreement, The Employment Agreement also provides additional benefits and compensation to Mr. Sabnani in the event of Mr. Sabnani’s employment by the Registrant is terminated. This brief description of the Employment Agreement is a summary of the material terms only and is qualified in its entirety by reference to the Employment Agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.02. - Results of Operations and Financial Condition” of Form 8-K.

On March 17, 2014, we issued a press release announcing our financial results for the third quarter ended January 31, 2014.  A copy of the press release is furnished as Exhibit 99.1 to this report on Form 10-Q.

This information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act 1934, as amended, and is not incorporated by reference into any of our filings, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language in the filing.

Item 6. Exhibits.

10.1	Web Site Purchase Agreement dated March 16, 2014
10.2	Executive Employment Agreement dated March 17, 2014
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release, dated March 17, 2014
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

March 17, 2014	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

March 17, 2014	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss Chief Financial Officer (Principal Financial and Accounting Officer)