Form 10-K
period 2014-04-30
CrowdGather, Inc.
filed 2014-07-24
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 31, 2013, approximately $4,605,608.

As of July 7, 2014, there were 116,733,508 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

TABLE OF CONTENTS

PAGE

PART I

PART II

PART III

PART IV
Item 15.	Exhibits, Financial Statement Schedules	52

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

Recent Developments.

Sale of PbNation. On May 19, 2014, we sold the online forum PBNation.com and related website and domain names to VerticalScope, Inc. for $1,380,000 in cash. The Purchase Agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K, which was filed on May 1, 2014.

Merger with Plaor, Inc. On May 19, 2014, we closed the Agreement and Plan of Merger with Plaor, Inc., a Delaware corporation (“Plaor”) and our wholly-owned subsidiary, Plaor Acquisition Corp., pursuant to which Plaor Acquisition Corp. merged with Plaor and Plaor survived as our wholly-owned subsidiary (“Merger”). Pursuant to the Merger, the shareholders of Plaor received 55,075,800 shares of common stock of CrowdGather .

Background of Plaor. Plaor was initially organized as Plaor LLC in the State of Delaware on March 5, 2012.  On May 1, 2014, Plaor filed a Certificate of Conversion with the Secretary of State of Delaware pursuant to which Plaor was converted to a corporation.

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

Our network is comprised of two types of forum communities: branded and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as Pocketables.com and Digishoptalk.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com and Freeforums.org.  We monetize the web traffic on these sites through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

As a result of the Merger with Plaor, we have subsequently devoted a significant portion of our operations to the business of Plaor and expect to continue to do so in order to expand our operations.

Plaor’s Business. Plaor specializes in developing highly scalable multi-platform games that are available on Facebook, Google Play, and the Apple App Store. Plaor’s initial social gaming platform is a simulated casino environment referred to as Mega Fame Casino wherein individual gamers are able to play online casino style games socially with other players from around the world. Unlike traditional casinos or their online counterparts, the betting on Mega Fame is virtual and no real money bets are accepted and there is no ability for a player to redeem their winnings for cash. Despite the lack of traditional cash betting, we believe that players experience the same entertainment as they experience in a casino setting. Mega Fame Casino is a gaming platform which includes multiple games, combined to emulate a casino environment. Along with the company’s initial Hollywood Poker offering, the Mega Fame Casino also includes Video Poker, multiple slot machines, and a daily celebrity challenge designed to increase engagement and retention of players.

Mega Fame Casino features celebrities from film, television, professional sports, and the music industry and offers weekly celebrity tournaments which we believe bring unique experiences to social games as players can play and interact with their favorite stars.  Plaor’s mission is to create great social game experiences that bring enjoyment and a sense of community to its players.  Plaor strives to “treat everyone like a star” with high quality products, exceptional customer service, and personal attention for all of its players.

In addition to its focus on social games, Plaor has developed a web-based technology platform to facilitate short development cycles and data collection systems.  Plaor collects and analyzes large volumes of player behavioral data continually and utilizes analysis of those data to understand its players and maximize its platform’s potential as a creative social game environment.

Plaor’s technologies include a mixture of native and managed frameworks deployed to both internal and hosted environments. Based on well-known web technologies, Plaor has engineered systems built to maximize operating and development efficiencies while maintaining what we believe is a high quality experience for the user.

Plaor also has a content tool chain that allows for real time and seamless content deployment paths on all of its currently supported distribution channels.  This technology is fundamental in our ability to rapidly expand and enhance our game experiences with minimal friction in either the distribution of content or our players’ ability to access it.

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

Plaor generates revenue from Mega Fame Casino through the sale of virtual currency to players that they may exchange to play at any of our online slot machines, video poker machines, Hold’em style poker tables, or for other features and experiences available within Mega Fame Casino. Players can pay for our virtual currency using Facebook local currency payments when playing our games through Facebook and can use other payment methods such as credit cards or PayPal on other platforms. Mega Fame Casino currently has more than 20,000 daily active users.

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

In order to highlight our capabilities beyond traditional Internet advertising, we undertook a social media marketing initiative wherein we partnered with a technology company in order to create and market a fragrance product called Erox.  In May 2011, we acquired the Erox.com domain name, “Erox” trademark in the United States and produced a limited amount of product. Our investment in this project has been immaterial to date.

Plaor’s users are primarily acquired through the Facebook advertising platform for both desktop and mobile users.  We have invested in the creation of an advanced advertising tool set that has been tightly integrated with our game products.  This tool set enables our marketing teams to more efficiently study, segment, and target user segments inside of and outside of our products.

Plaor also operates product web sites, Facebook fan pages, and other social media accounts to connect and cultivate players into a thriving community of dedicated fans.  Fans can join these online sites to interact with other players of Plaor’s games and to receive special promotions and sale items exclusively for participants in these sites and pages.

Plaor sponsors or hosts live and online events with specific themes or topics that Plaor believes are interesting to its community of players.  These events include sponsorship of events such as “The Night of 100 Stars” and land-based poker tournaments featuring many of the celebrities with whom players can interact within our social game products.

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

The social gaming industry in which Plaor operates is also highly competitive, and we expect to face constant competition as new titles emerge onto the marketplace due to the low development costs and negligible barriers to entry in launching social games. We face competition from a number of entities who develop games as well as many traditional and digital forms of entertainment. These competitors include established gaming companies such as King.com, Electronic Arts Inc., Zynga Inc. and numerous smaller privately-held companies as well as independent developers. We also face increased competition if large companies with significant online presences such as Facebook, Inc., Google Inc., Amazon.com, Inc., Apple, Inc., The Walt Disney Company or Yahoo! Inc., choose to enter or expand in the games space or develop competing social casino games. Many of our potential competitors have significant resources for developing or acquiring additional games, and may be able to incorporate appealing brands and assets into their games or distribution of their titles. We also face potential competition from the established casino companies who may develop their social casino own platforms in competition with ours.

Intellectual Property. Our intellectual property assets include domain names and websites; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We also currently own the web domain www.crowdgather.com , which serves as our corporate website, and www.plaor.com, which serves as Plaor’s corporate website.  Our portfolio currently consists of over 500 domain names and over 70 web properties at various stages of development.  Our corporate website ( www.crowdgather.com ) features a current list of our developed communities and software products.

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

Government Regulation. We are subject to regulations and laws directly applicable to providers of online content and services. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. The federal government and some state governments have introduced or considered legislation relating to Internet usage generally, including measures relating to privacy and data security, as well as specific legislation aimed at social networking sites, such as ours.  It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could negatively affect our business. We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, security, illegal or obscene content, retransmission of media, spyware, and personal privacy and data protection apply to the Internet.  We monitor pending legislation to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

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

Plaor’s games are based upon traditional casino games, such as poker. We have structured and operate our casino-themed games with the gambling laws in mind and believe that playing such games does not constitute gambling.

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

As Plaor is a social games company, we believe that the need to anticipate social and technical trends is significant.  We believe it is necessary to invest in the development of new games, code, and tools in an effort to achieve our strategic goals and objectives.  Plaor’s research and development costs were approximately $2.5 million for the fiscal year ended April 30, 2014.

Our Subsidiaries. In May 2014, we acquired Plaor, Inc., which operates as a wholly owned subsidiary. In June 2010, we acquired Adisn, Inc., which operates as a wholly owned subsidiary.

Employees. As of July 7, 2014, we have five full time employees, and an additional 21 employees relating to the Plaor merger.  None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

For the year ended April 30, 2014, we had revenue of $1,537,051 and a net loss of $7,725,770 compared to revenue of $1,933,298 and a net loss of $2,782,451 for the year ended April 30, 2013. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues will harm our business. We may not be able to operate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations.

We hope to obtain significant revenues from future sales.  In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations. In the event we are not able to continue operations, our securities will become worthless.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a relatively limited operating history.  Such limited operating history and the unpredictability of the success of online forums and Plaor’s social casino makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in our industry.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We will need additional financing to execute our business plan.

The revenues from the sale of advertising and forum memberships and the projected revenues from Plaor are not currently adequate to support our expansion and product development programs. We will need additional funds to:

•	effectuate our business plan;
•	expand our online reach and presence;
•	develop and enhance our technological capabilities, including new social casino games;
•	file, prosecute, defend and enforce our intellectual property rights; and
•	hire and retain key employees.

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

A small number of games currently generate a substantial majority of Plaor’s revenue.

Plaor’s top game currently accounts for nearly 100% of our total gross revenues from Plaor. In future periods, we expect this game to represent a smaller percentage of our total gross revenues from Plaor as we diversify our game portfolio. If the gross revenues from our top game are lower than anticipated and we are unable to broaden our portfolio of games or increase gross revenues from those games, we will not be able to maintain or grow our revenue and our financial results could be adversely affected.

We must develop new games and enhance Plaor’s existing games so that our players will continue to play our games and make purchases of virtual items within our games.

Our continued growth will depend on our ability to regularly develop new games and enhance our existing games in ways that improve the gaming experience for both paying and non-paying players while encouraging the purchase of virtual items within our games. In the event our current game development model ceases to be effective in generating revenues, our operating results will suffer. It is possible that only a small number of our games, if any, will generate significant revenues through purchases of virtual items.

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

If players do not find our social casino games compelling and engaging, we could lose players and our revenue could decline.

Our most successful game to date has been our Mega Fame Casino and Slots and we intend to continue to develop new games in this genre. It is possible that players could lose interest in our social casino over time due to a variety of reasons, including the emergence of new formats that players find more engaging, increased popularity of other game titles, or lack of sustained interest or loss of interest in particular games or the genre of games. If large numbers of players were to lose interest on our social casino or if we are not able to develop games in new casual sub-genres or if we cannot develop new game formats, we could lose players, and our revenue and business could be harmed.

Plaor has a short history offering games on mobile and social platforms on a free-to-play basis. This model and these platforms are relatively new and evolving. These factors make it difficult to evaluate our future prospects and financial results.

Prior to the Merger, we primarily generated revenue from online forums and from sales of advertising available on our forums. As a result of the Merger with Plaor, we offer Plaor’s games through Facebook and on mobile platforms through the Apple App Store and the Google Play Store. Accordingly, we have had limited experience offering games using these new distribution platforms, which makes it difficult to effectively assess their long-term prospects. In addition, mobile platforms and social networks have only recently become significant distribution platforms. As a result, we have limited experience with our model and we also have limited information operating in these markets. Thus, it is difficult for us to forecast our future revenue growth, if any, and to plan our operating expenses appropriately, which in turn makes it difficult to predict our future operating results.

If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, Plaor’s business could be adversely affected.

While the number of people using mobile Internet-enabled devices, such as smartphones and handheld tablets, has increased dramatically in the past few years, the mobile market, particularly the market for mobile games, is still emerging and it may not grow as we anticipate. Our future success is substantially dependent upon the continued growth of use of mobile devices for games. The proliferation of mobile devices may not continue to develop at historical rates and consumers may not continue to use mobile Internet-enabled devices as a platform for games. In addition, we do not yet offer our games on all mobile devices. Therefore, if the mobile devices on which our games are available decline in popularity, we could experience a decline or a slow in growth in revenue until we are able to develop versions of our games for other mobile devices or platforms. Any decline in the usage of mobile devices for games could harm our business.

Plaor’s free-to-play business model depends on the sale of virtual currency to players, and our business, financial condition and results of operations will be materially and adversely affected if we do not continue to successfully implement this model.

Plaor derives nearly all of its revenue from the sale of virtual currency in its social casino. Our games are available to players for free, and we generally generate revenue only through the sale of virtual currency to players that they may exchange to play at any of our online slot machines, video poker machines, Hold’em style poker tables, or for other features and experiences available within Mega Fame Casino. If we offer games that do not attract purchases of virtual currency, our business, financial condition and results of operations will be materially and adversely affected.

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

Our forum business generates revenue almost entirely from advertising and retaining other sites as paid participants in our community, and the reduction in spending by, or loss of, advertisers and members could seriously harm our ability to generate revenues.

Our forum business generates revenues from advertisers and other communities that pay to affiliate with our sites. If we are unable provide value to potential advertisers or other online communities, we may not be able to sell any ad space or memberships, which would negatively impact our revenues and business. In addition, we expect that advertisers will be able terminate their contracts with us at any time. We may also encounter difficulty collecting from our advertisers because we are a very small company with limited resources to collect outstanding balances.

If we are unable to compete effectively in the forum sector or the social gaming sector of the Internet industry, our business will fail.

The forum sector and social gaming sector of the Internet industry is extremely competitive. The competition comes from both companies within the same business and companies in other media which create alternative forms of entertainment. We compete with several major Internet companies which are dominant in the industry, as well as with numerous small and independent Internet companies. Many of the organizations with which we compete have significantly greater financial and other resources than we do. The major companies are typically large, diversified entertainment and media companies or subsidiaries of diversified corporations which have strong relationships with advertisers and others involved in the Internet industry. We may not be able to compete with those companies for users and advertisers.

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

Our forum business faces significant competition from companies, principally Google, Microsoft, Yahoo and Facebook that have developed or acquired similar online sites. These services may directly compete with us for affiliate and advertiser arrangements, which is key to our business and operating results.  Some of these competitors offer services that indirectly compete with our services, including: consumer e-mail services, desktop search, local search, and instant messaging services; photos, maps, video sharing, content channels, mobile applications, and shopping services; movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; advertising offerings; and have considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually and potentially in combination with each other. In certain of these cases, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, or publishers, then our revenues and growth rates could decline.

We face significant competition from traditional media companies which could negatively impact our future operating results.

Our forum business also competes with traditional media companies for advertising, both offline as well as increasingly with their online assets as media companies offer more content directly from their own websites. Most advertisers currently spend a small portion of their advertising budgets on Internet advertising. If we fail to persuade existing advertisers to retain and increase their spending with us and if we fail to persuade new advertisers to spend a portion of their budget on advertising with us, our revenues could decline and our future operating results could be adversely affected.

Plaor’s business faces significant competition from number of entities who develop games as well as low development costs and negligible barriers to entry in launching social games.

The social gaming industry in which Plaor operates is also highly competitive, and we expect to face constant competition as new titles emerge onto the marketplace due to the low development costs and negligible barriers to entry in launching social games. We face competition from a number of entities who develop games as well as many traditional and digital forms of entertainment. These competitors include established gaming companies such as King.com, Electronic Arts Inc., Zynga Inc. and numerous smaller privately-held companies as well as independent developers. We also face increased competition if large companies with significant online presences such as Facebook, Inc., Google Inc., Amazon.com, Inc., Apple, Inc., The Walt Disney Company or Yahoo! Inc., choose to enter or expand in the games space or develop competing social casino games. Many of our potential competitors have significant resources for developing or acquiring additional games, and may be able to incorporate appealing brands and assets into their games or distribution of their titles. We also face potential competition from the established casino companies who may develop their social casino own platforms in competition with ours.

We anticipate that the majority of our forum revenues will be derived from advertising to our users, and the reduction in spending by or loss of current or potential advertisers would cause our revenues and operating results to decline.

We anticipate that our forum business will primarily rely on our ability to generate revenues from advertising on our sites and from paid subscriptions from our members.  Our ability to develop revenue from advertising revenue depends upon:

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

We are substantially dependent on a small number of direct advertisers and advertising networks, which account for a vast majority of our revenues for our forum business.

Our forum business currently generate revenues from approximately fifteen advertising networks.  For the year ended April 30, 2014, our top five advertisers accounted for approximately 45% of our revenues. We expect to continue to generate the vast majority of our revenues from advertising for the foreseeable future. We do not have any long-term contractual agreements with any advertiser or advertising network.  If our relationships with any of these advertisers or advertising networks were to be disrupted, our operating results will suffer.

Decreases or delays in advertising spending by our advertisers due to general economic conditions could harm our ability to generate advertising revenues from our forum business.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Since we derive most of our revenues from advertising, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

Quarterly financial results will vary.

Factors that may contribute to the variability of quarterly revenue and operating results include:

●	fluctuations in revenue due to cyclicality of our customers’ forum advertising spend;
●	commencement, completion and termination of contracts during any particular quarter;
●	additions and departures of key personnel; and
●
 strategic decisions made by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments and changes in business strategy, such as our recent acquisition of Plaor, Inc.

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

Plaor relies on third-party platforms such as the Apple App Store, the Google Play Store, and Facebook to distribute our games and collect revenue. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms were unavailable for a prolonged period of time, our business will suffer.

Plaor derives a majority of its revenue from distribution of games on the Apple App Store, the Google Play Store, and Facebook, and the virtual currency we sell is purchased using the payments processing systems of these platform providers. These platforms also serve as significant online distribution platforms for our games. We are subject to their standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms. In addition, if we violate, or if a platform provider believes that we have violated, its terms and conditions, the particular platform provider may discontinue or limit our access to that platform, which would harm our business. Our business would be harmed if they discontinue or limit our access to their platforms, if their platforms decline in popularity, if they modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees, or change how the personal information of players is made available to developers or develop their own competitive offerings.

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

Our management beneficially controls approximately 20% of our outstanding shares of common stock as of July 7, 2014.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We have a total of 975,000,000 shares of common stock authorized for issuance.  As of July 7, 2014, we had approximately 858,000,000 shares of common stock available for issuance.  We have reserved 6,038,750 shares for issuance upon the exercise of outstanding options, 16,145,179 shares for issuance upon the exercise of outstanding warrants and 20,000,000 shares for issuance upon the exercise of outstanding Series B Preferred Stock.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in the Company.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants or the conversion price of outstanding Series B Preferred Stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

Our articles of incorporation allow us to issue 25,000,000 shares of preferred stock without any vote or further action by our stockholders. As of July 7, 2014, we had approximately 24,000,000 shares of preferred stock available for issuance.  Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interests in real estate. We lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on October 31, 2014. Our rent is $3,242 per month.

Plaor rents approximately 4,500 square feet of office space at its headquarters located at 12 Channel Street, Boston, MA 02210. Our rent is $5,500 per month. On August 1, 2014, Plaor is moving to a new office with approximately 10,000 square feet of office space. The new rent will be $14,000 per month.

Item 3. Legal Proceedings.

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

	High ($)	Low ($)
Fiscal Year 2014
First Quarter	$0.09	$0.03
Second Quarter	$0.10	$0.04
Third Quarter	$0.09	$0.05
Fourth Quarter	$0.16	$0.07

Fiscal Year 2013
First Quarter	$0.32	$0.18
Second Quarter	$0.22	$0.12
Third Quarter	$0.14	$0.08
Fourth Quarter	$0.09	$0.04

Holders. The approximate number of stockholders of record at July 7, 2014 was 72.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends . We have never declared or paid a cash dividend on our common stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Securities Authorized for Issuance under Equity Compensation Plans.   The table below includes the following information as of April 30, 2014 for CrowdGather, Inc. 2008 Stock Option and Award Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,038,750	0.57	5,961,250
Equity compensation plans not approved by security holders	0	0	0
Total	6,038,750	0.57	5,961,250

Recent Sales of Unregistered Securities. The following sales of unregistered securities by us occurred during the year ended April 30, 2014.

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

On October 11, 2013, we issued 250,000 shares of our common stock pursuant to settlement and release agreement relating to the Adisn acquisition, as described further in Item 3 Legal Proceedings.

On January 7, 2014, we entered into an agreement with an independent third party to provide investor relation services for a period of three months.  Pursuant to the agreement, we issued 100,000 shares of our restricted common stock upon execution, valued at $6,000. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2014 was $6,000.

On January 21, 2014, we entered into an agreement with an independent third party to provide investor relation services for a period of two months.  Pursuant to the agreement, we issued 100,000 shares of our restricted common stock upon execution, valued at $6,000. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2014 was $6,000.

On April 30 2014, we entered into an agreement with an independent third party to provide investor relation services with a term of two months. This agreement calls for monthly cash compensation of $6,000 and the issuance of 175,000 shares of our restricted common stock upon execution, valued at $12,600. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2014 was $12,600.

Additionally, during the year ended April 30, 2014, we granted 2,660,000 shares of our restricted common stock to certain key employees, officers, consultants, advisors and directors.  Such shares vest annually over a four year period.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2014, for the sale of registered securities.

Purchases of Equity Securities. None during the period covered by this report.

Penny Stock Regulation.   Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended April 30, 2014.
Overview.  CrowdGather operates a network of forum and online communities focused on a broad number of vertical interests.  Following the merger with Plaor we also operate a social casino game available free to play on Facebook, iOS, and Android.  We will continue to focus on building each of our online communities and games while pursuing opportunities to unite the two businesses in mutually beneficial ways.  Through our Merger with Plaor, we believe will be able to offer additional engagement and retention features to both our forum and our game user bases.  These features may also facilitate new channels of user acquisition as we cross promote and integrate our forums and our social games.

Our forum business specializes in monetizing a network of online forums and message boards designed to engage, provide information to and build community around users. We are in the process of building what we hope will become an important social, advertising and user generated content network by consolidating existing groups of online users who post on message boards and forums. Our goal is to create superb user experiences for forum communities and world class service offerings for forum owners. We believe that the communities built around message boards and forums are one of the most dynamic sources of information available on the web because forums are active communities built around interest and information exchange on specific topics.

Our network is comprised of two types of forum communities: branded and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as Pocketables.com and Digishoptalk.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com and Freeforums.org.  We monetize the web traffic on these sites through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build an advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

As a result of the Merger with Plaor, we have subsequently devoted a significant portion of our operations to the business of Plaor and expect to continue to do so in order to expand our operations. Plaor specializes in developing highly scalable multi-platform games that are available on Facebook, Google Play, and the Apple App Store. Plaor’s initial social gaming platform is a simulated casino environment referred to as Mega Fame Casino wherein individual gamers are able to play online casino style games socially with other players from around the world. Unlike traditional casinos or their online counterparts, the betting on Mega Fame is virtual and no real money bets are accepted and there is no ability for a player to redeem their winnings for cash. Despite the lack of traditional cash betting, we believe that players experience the same entertainment as they experience in a casino setting. Mega Fame Casino is a gaming platform, which includes multiple games, combined to emulate a casino environment. Along with the company’s initial Hollywood Poker offering, the Mega Fame Casino also includes Video Poker, multiple slot machines, and a daily celebrity challenge designed to increase engagement and retention of players.

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

We are committed to delivering quality, brand safe content for forum advertisers.  Since advertisers are drawn to quality content and curated home pages, we have been working diligently to improve our branded sites.  We have thousands of volunteer moderators and forum administrators patrolling our network, and we are in the process of deploying our own content filter that will consistently identify and prune non-monetizable content that violates our terms of service.

We also continue to conduct ongoing software development across all of our forum network properties to keep improving the administrator and user experience in the communities.  We are constantly working toward offering our communities favorable terms, features and incentives to help them grow and prosper.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2014, together with notes thereto, which are included in this report.

For the year ended April 30, 2014 as compared to the year ended April 30, 2013.

Results of Operations

Revenues and Gross Profit.  We realized revenues of $1,537,051 for the year ended April 30, 2014, as compared to revenues of $1,933,298 for the year ended April 30, 2013.  The decrease is primarily due to lower than anticipated rates earned from multiple advertising networks and certain direct advertising campaigns that did not reoccur during the year ended April 30, 2014 as compared to the prior year.

Our cost of revenue for the year ended April 30, 2014, was $3,980, as compared to cost of revenue of $52,805 for the year ended April 30, 2013.  The decrease in cost of revenue was due to reduced purchases of ad inventory on behalf of direct advertisers and their agencies during the year ended April 30, 2014 as compared to the prior year.

 Our gross profit for the year ended April 30, 2014 was $1,533,071 as compared to gross profit of $1,880,493 for the year ended April 30, 2013.

As a result of the Merger with Plaor,  we expect to devote a significant portion of our operations to the business of Plaor in order to expand our operations. To grow our business during the next twelve months, we need to generate increased revenues from users engaging with Plaor social casino games and our online forum communities.   Our failure to increase revenues will hinder our ability to increase the size of our operations. If we are not able to generate additional revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the year ended April 30, 2014, our total operating expenses were $9,252,665 as compared to total operating expenses of $4,651,945 for the year ended April 30, 2013. The increase between the comparable periods of $4,600,720 is primarily due to impairment of goodwill and loss on disposal of assets of $5,909,187.  During the year ended April 30, 2014, we recorded $4,500,202 of impairment loss, $140,026 of which related to a settlement agreement with the former shareholders of Adisn, Inc. whereby the trademarks and trade names originally purchased from Adisn, Inc. were returned, and $4,360,176 relating to the writedown of the goodwill relating to our subsidiary Adisn, Inc.  Additionally, we recorded a $1,408,985 loss on the intellectual property relating to Adisn, Inc. offset by a gain on the disposal of assets relating to the sale of certain forums.  During the 2014 fiscal year, we had been developing a solution to create an ad serving marketplace based on the technology originally purchased from Adisn.  However, due to strategic changes in the 4th quarter of fiscal 2014, we discontinued the marketplace project based on Adisn's technology, and focused instead on the merger with Plaor and the development of social casino games, some of which will be integrated onto our forum network.  We are still focused on fully monetizing our forum network through advertising, but we will also leverage our user base to engage with Plaor’s suite of social casino games.  We do not anticipate using the Adisn technology as part of our go-forward strategy.

Offsetting the increases discussed above was a reduction of Payroll and related expenses of $660,699 from $1,850,509 for the year ended April 30, 2013 to $1,189,810 for the year ended April 30, 2014 as a result of our expense reduction plan.   We also had a decrease in general and administrative expenses of $701,168 from $2,193,436 for the year ended April 30, 2013 to $1,492,268 for the year ended April 30, 2014, as a result of our expense reduction plan.  Last, we had an increase of $53,400 from $608,000 for the year ended April 30, 2013 to $661,400 for the year ended April 30, 2014 primarily due to the issuance of restricted common stock.

Other Income (Expense). For the year ended April 30, 2014, we had other expense (net) of $5,376 as compared to other expense (net) of $10,199, consisting primarily of interest expense related to our capital lease obligation.

Net Loss.   For the year ended April 30, 2014, our net loss was $7,725,770, as compared to a net loss of $2,782,451 for the year ended April 30, 2013.

Liquidity and Capital Resources. Our total assets were $8,246,201 as of April 30, 2014, which consisted of cash of $546,158, accounts receivable of $130,709, inventory of $31,913, prepaid expenses and deposits of $48,652, property and equipment with a net value of $130,518, intangible and other assets of $7,336,771, represented by our domain names and other intellectual property owned and investments of $21,480. By comparison, Our total assets were $14,657,001 as of April 30, 2013, which consisted of cash of $375,512, accounts receivable of $214,931, inventory of $33,168, prepaid expenses and deposits of $50,561, property and equipment with a net value of $225,980, intangible and other assets of $9,368,103, represented by our domain names and other intellectual property owned, and goodwill of $4,360,176 and investments of $28,570.

In May 2012, we entered into a master lease agreement with Dell Financial Services in the amount of $209,384 payable over 24 months with a monthly payment of $9,326. This covers all equipment needs for migration of our third-party hosted sites into our network operating center, through which we have realized savings ranging from approximately $12,000 to $15,000 per month.

Our current liabilities as of April 30, 2014 totaled $206,824, compared to our current liabilities as of April 30, 2013, which totaled $256,897. The decrease in current liabilities between the two periods is primarily due to the completion of the Dell master lease agreement in April 2014. We had no long-term liabilities at April 30, 2014 as compared to long-term liabilities of $9,267 relating to the Dell master lease agreement.  We have no other liabilities and no long-term commitments or contingencies at April 30, 2014.

As of April 30, 2014, we had cash of $546,158. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. On May 19, 2014, we entered into a web site purchase agreement to sell the PbNation.com online forum and related website assets for $1,380,000 to an unrelated third party.  The cash received as part of the closing of this purchase agreement will help sustain our operations, however, the period for which our existing financial resources as well as the financial resources necessary to support our operations involves risks and uncertainties and could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising and social gaming businesses, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions. Subsequent to our merger with Plaor, we are now experiencing a net cash burn of approximately $300,000 per month. We remain optimistic about our ability to reduce costs and our net cash burn rate further and are concentrating on optimizing our network of forum properties and social casino games.  However, in addition to generating revenues from our current operations, we will need to raise additional capital to sustain our operations and expand our business to the point at which we are able to operate profitably.

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

The majority of our research and development activity is focused on development of the social casino games on our forum network. For Plaor’s business, we believe it is necessary to invest in the development of new games, code, and tools in an effort to achieve our strategic goals and objectives.

We do not anticipate that we will purchase any significant equipment over the next twelve months.

We do not anticipate any significant changes in the number of employee, subsequent to the Plaor merger, unless we significantly increase the size of our operations. We believe that we do not require the services of additional independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, we may need to supplement our staff in this manner.

Contractual Obligations and Reserves.

None.

Off-balance Sheet Arrangements.

We had no off-balance sheet arrangements at April 30, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Crowdgather, Inc.

We have audited the accompanying consolidated balance sheets of Crowdgather, Inc. as of April 30, 2014 and 2013 and the related statements of operations, comprehensive loss, changes in stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowdgather, Inc. as of April 30, 2014 and 2013, and the results of its operations, comprehensive loss, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

Irvine, California
July 24, 2014

CROWDGATHER, INC.
 CONSOLIDATED BALANCE SHEETS
APRIL 30, 2014 AND 2013

	2014	2013
ASSETS
Current assets
Cash	$546,158	$375,512
Accounts receivable	130,709	214,931
Investments	21,480	28,570
Inventory	31,913	33,168
Prepaid expenses and deposits	48,652	50,561

Total current assets	778,912	702,742

Property and equipment, net of accumulated depreciation of $493,887 and $363,746, respectively	130,518	225,980

Intangible and other assets, net of accumulated amortization of $0 and $45,224, respectively	7,336,771	9,368,103
Goodwill	-	4,360,176

Total assets	$8,246,201	$14,657,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$8,000	$8,000
Accrued vacation	44,078	63,838
Other accrued liabilities	154,746	69,138
Capital lease obligation, current portion	-	115,921

Total current liabilities	206,824	256,897

Capital lease obligation, net of current portion	-	9,267

Stockholders’ equity
Convertible Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 300,000 shares issued and outstanding, respectively	1,000,000	300,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 61,657,708 and 58,372,708 issued and outstanding, respectively	61,658	58,373
Additional paid-in capital	29,748,961	29,070,846
Accumulated deficit	(22,742,722)	(15,016,952)
Accumulated other comprehensive loss	(28,520)	(21,430)

Total stockholders’ equity	8,039,377	14,390,837

Total liabilities and stockholders’ equity	$8,246,201	$14,657,001

See accompanying notes to financial statements.

CROWDGATHER, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

	2014	2013

Revenue	$1,537,051	$1,933,298

Cost of revenue	3,980	52,805

Gross profit	1,533,071	1,880,493

Operating expenses
Payroll and related expenses	1,189,810	1,850,509
Stock based compensation	661,400	608,000
General and administrative	1,492,268	2,193,436
Impairment of goodwill and intangibles	4,500,202	-
Loss on disposal of assets	1,408,985
Total operating expenses	9,252,665	4,651,945

Loss from operations	(7,719,594)	(2,771,452)

Other income (expense), net	(5,376)	(10,199)

Net loss before provision for income taxes	(7,724,970)	(2,781,651)

Provision for income taxes	800	800

Net loss	$(7,725,770)	$(2,782,451)

Weighted average shares outstanding- basic and diluted	60,082,803	58,349,811

Net loss per share – basic and diluted	$(0.13)	$(0.05)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

	2014	2013

Net loss	$(7,725,770)	$(2,782,451)

Other comprehensive loss
Unrealized loss on available for sale securities	(7,090)	---
Total other comprehensive loss	(7,090)	---

Total comprehensive loss	$(7,732,860)	$(2,782,451)

See accompanying notes to financial statements.

CROWDGATHER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2014 AND 2013

	Preferred Series B		Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Total

Balance, April 30, 2012	-	-	58,234,216	$58,234	$28,436,644	$(12,234,501)	$(21,430)	$16,238,947

Shares issued for services	-	-	138,492	139	38,202	-	-	38,341

Shares purchased	300,000	300,000	-	-	-	-	-	300,000

Amortization of stock options	-	-	-	-	596,000	-	-	596,000

Unrealized loss on available for sale securities	-	-	-	-	-	-	-	-

Net (loss) for the year ended April 30, 2013	-	-	-	-	-	(2,782,451)	-	(2,782,451)

Balance April 30, 2013	300,000	300,000	58,372,708	$58,373	$29,070,846	$(15,016,952)	(21,430)	$14,390,837

Shares issued for services	-	-	3,035,000	3,035	261,365	-	-	264,400

Shares issued for settlement and disposal of assets	-	-	250,000	250	19,750	-	-	20,000

Shares purchased	700,000	700,000	-	-	-	-	-	700,000

Amortization of stock options	-	-	-	-	397,000	-	-	397,000

Unrealized loss available for sale securities	-	-	-	-	-	-	(7,090)	(7,090)

Net (loss) for the year ended April 30, 2014	-	-	-	-	-	(7,725,770)	-	(7,725,770)

Balance April 30, 2014	1,000,000	$1,000,000	61,657,708	$61,658	$29,748,961	$(22,742,722)	(28,520)	$8,039,377

See accompanying notes to financial statements

CROWDGATHER, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2014 AND 2012

	2014	2013
Cash flows from operating activities:
Net loss	$(7,725,770)	$(2,782,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,892	152,177
Stock-based compensation	661,400	608,000
Stock issued for services	-	38,341
Impairment of goodwill and intangibles	4,500,202	-
Loss on disposal of assets	1,408,985
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	84,222	(171,936)
Decrease in inventory	1,255	1,964
Decrease in prepaid expenses and deposits	1,909	38,371
Increase in accounts payable and accrued liabilities	65,848	30,524

Net cash used in operating activities	(867,057)	(2,085,010)

Cash flows from investing activities:
Purchase of property and equipment	(34,860)	(7,597)
Proceeds from sale of intangible assets, net of fees	497,751	-
Purchase of intangible assets	-	(64,175)

Net cash provided (used) by investing activities	462,891	(71,772)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	700,000	300,000
Payments on capital lease obligations	(125,188)	(96,198)

Net cash provided by financing activities	574,812	203,802

Net increase (decrease) in cash	170,646	(1,952,980)
Cash, beginning of period	375,512	2,328,492
Cash, end of period	$546,158	$375,512

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$-	$209,384
Stock-based compensation	$661,400	$608,000
Stock issued for services	$-	$38,341

See accompanying notes to financial statements.

CROWDGATHER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is a social networking, internet company that specializes in developing and hosting forum based websites and provides targeted advertising and marketing services for online customers.  We are headquartered in Woodland Hills, California, and were incorporated under the laws of the State of Nevada on April 20, 2005.

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
APRIL 30, 2014

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
APRIL 30, 2014

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the fiscal year ended April 30, 2014, Our comprehensive loss was $7,732,860.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes.

2.            GOING CONCERN

We have incurred a net loss of $7,725,770 for the year ended April 30, 2014 and have an accumulated deficit of $22,742,722 as of April 30, 2014, and additional debt or equity financing will be required to fund our activities and to support our operations.  In May 2014, we received $1,380,000 from the sale of certain forums websites.  However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

We are currently devoting our efforts to assimilate our subsequent business combination with a social gaming company to enhance our product offerings and revenues as further described in Note 15.  There can be no assurance that our efforts will translate in a beneficial manner. The accompanying statements do not include any adjustments that might result should we be unable to continue as a going concern.

3.           INVENTORY

As of April 30, 2014, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $31,913.

4.            INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone Sciences, Inc. restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

5.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30,	April 30,
	2014	2013

Furniture, fixtures and office equipment	$30,919	$30,919
Computers, servers and equipment	593,486	558,807
	624,405	589,726
Less: accumulated depreciation	(493,887)	(363,746)

	$130,518	$225,980

Depreciation expense was $130,142 and $122,177 for the years ended April 30, 2014 and 2013, respectively.

6.             CONCENTRATIONS OF CREDIT RISK

As of April 30, 2014 and 2013, five customers accounted for approximately 70% and 50% of our outstanding receivables, respectively. In addition, our top five customers accounted for approximately 45% and 60% of our sales for the years ended April 30, 2014 and 2013, respectively.

7.             INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. During the years ended April 30, 2014 and 2013, we recorded $4,750 and $30,000, respectively, of amortization associated with our definite lived intangibles. Intangibles consist of the following:

		April 30,	April 30,
	Est. Life	2014	2013

Online forums and related websites	Indefinite	$7,336,771	$7,663,327
Target advertising technology	Indefinite	-	1,560,000
Trademarks and trade names	10 years	-	190,000
		7,336,771	9,413,327
Less: accumulated amortization		(-)	(45,224)

		$7,336,771	$9,368,103

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

7.             INTANGIBLE ASSETS (Continued)

During the year ended April 30, 2014, we entered into a web site purchase agreement to sell certain online forums and related website assets for $570,000 to an unrelated third party.  The cost of the online forums and websites was approximately $346,500 and as a result, we recorded a gain on sale of these assets of approximately $221,000, after fees of $2,500.

We also entered into a settlement agreement with the former shareholders of Adisn, Inc.  As a result of the settlement, the trademarks and trade names originally purchased from Adisn, Inc. were returned and we recorded a net impairment of $140,026 ($190,000 asset less $49,974 accumulated amortization).  In addition, we transferred the technology patent to the former shareholders of Adisn, Inc. along with cash of $50,000 for fees and 250,000 shares of our common stock valued at $0.08 per share, or $20,000, in exchange for receiving a royalty-free license to use the patent in perpetuity.  However, due to strategic changes in the 4th quarter of fiscal 2014 and our resulting merger with Plaor, we decided to discontinue further development of the marketplace based on Adisn's technology, and focus on development of social casino games, as well as their integration within our existing forum network to additionally engage our broad user base beyond display advertising.  Accordingly, we recorded a loss of $1,630,000 ($50,000 + $20,000 + $1,560,000).

8.            GOODWILL IMPAIRMENT

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

Our goodwill related to our business combination with our subsidiary, Adisn, Inc.  As a result of our strategic shift and cessation of the development on our marketplace utilizing the Adisn technology, during the year ended April 30, 2014, we recorded an impairment of the goodwill in the amount of $4,360,000.

9.           PREFERRED SERIES B STOCK

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

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014
9.           PREFERRED SERIES B STOCK (Continued)

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

10.           COMMON STOCK

On October 11, 2013, we issued 250,000 shares of our common stock valued at $20,000 pursuant to settlement and release agreement relating to our subsidiary, Adisn, Inc. as described previously in Note 6.

On January 7, 2014, we entered into an agreement with an independent third party to provide investor relation services for a period of three months.  Pursuant to the agreement, we issued 100,000 shares of our restricted common stock upon execution, valued at $6,000. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2014 was $6,000.

On January 21, 2014, we entered into an agreement with an independent third party to provide investor relation services for a period of two months.  Pursuant to the agreement, we issued 100,000 shares of our restricted common stock upon execution, valued at $6,000. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2014 was $6,000.

On April 30 2014, we entered into an agreement with an independent third party to provide investor relation services with a term of two months. This agreement calls for monthly cash compensation of $6,000 and the issuance of 175,000 shares of our restricted common stock upon execution, valued at $12,600. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2014 was $12,600.

Additionally, during the year ended April 30, 2014, we granted 2,660,000 shares of our restricted common stock valued at $266,000  to certain key employees, officers, consultants, advisors and directors.  Such shares vest annually over a four year period.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

11.           CAPITAL LEASE OBLIGATION

On May 25, 2012, we entered into a capital lease obligation with Dell Financial Services for the acquisition of computer equipment.  Pursuant to the agreement, we are required to pay $9,326 per month for twenty-four (24) months, including interest of approximately 8% per annum, with option to purchase the products for $1.00 at the end of the lease.  Accordingly, we have capitalized the acquisition cost of $209,384 for the computer equipment.  As of April 30, 2014, the lease was paid in full.

12.           STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

During the years ended April 30, 2014 and 2013, we issued stock options for 1,930,000 and 1,675,000 shares of our common stock, respectively, exercisable at various dates through March 2024 at fair market value at the date of grant ranging from $0.04 to $0.13 per share to recipients pursuant to the Plan.

For the years ended April 30, 2014 and 2013, we recognized $661,400 and $608,000 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the year ended April 30, 2014:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2013	6,098,750	$0.75	7.95	$4,780,838
Granted	1,930,000	0.04	9.52	75,930
Forfeited/Expired	(1,990,000)	0.64	7.35	(1,444,468)
Exercised	-	-	-	-

Outstanding, April 30, 2014	6,038,750	$0.57	7.89	$3,412,300
Exercisable, April 30, 2014	3,318,748	$0.87	6.46	$2,902,603

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

12.          STOCK OPTIONS (Continued)

       A summary of the status of our unvested shares as of April 30, 2014 is presented below:
	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2013	3,161,000	$0.36
Granted	1,930,000	0.04
Vested	(1,233,434)	0.28
Forfeited/Expired	(1,137,563)	0.65

Non-vested balance, April 30, 2014	2,720,002	$0.15

As April 30, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $529,740, which is expected to be recognized over a weighted-average period of approximately 7.89 years.

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

13.          COMMITMENTS AND CONTINGENCIES

As of April 30, 2014, we lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on October 31, 2014. Our rent is $3,242 per month.

CROWDGATHER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

 14.          PROVISION FOR INCOME TAXES

For the years ended April 30, 2014 and 2013, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of April 30, 2014, we had federal and state net operating loss carry forwards of approximately $18,225,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2034. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of April 30, 2014, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

2014
Federal net operating loss (at 34%)	$6,200,000
State net operating loss (at 8.84%)	1,600,000
7,800,000
Less: valuation allowance	(7,800,000)

Net deferred tax assets	$-

Our valuation allowance increased by $1,374,000 and $1,286,000 for the years ended April 30, 2014 and 2013, respectively.

15.         SUBSEQUENT EVENTS

On May 19, 2014, we sold the online forum PbNation.com and related website and domain name to VerticalScope, Inc for $1,380,000 in cash.  See our Current Report on Form 8-K filed May 1, 2014.

On May 19, 2014, we completed a merger agreement for 100% of the issued and outstanding common stock of Plaor, Inc. (Plaor), a social gaming company, pursuant to which Plaor survived as our wholly-owned subsidiary (“Merger”). The Company issued 55,075,800 shares of its $0.01 par value common stock to the shareholders of Plaor. These shares were valued for the Company's accounting purposes at $0.11 per share which represented the closing share price of the Company’s stock on May 19, 2014. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per the Company’s management valuation estimate.  These unaudited pro forma financial statements reflect the transaction as if it occurred as of the Balance Sheet date and for the periods ended for the Statements of Operations presented.  In connection with the Merger, Hazim Ansari was appointed a director of CrowdGather.  See our Current Report on Form 8-K filed on May 5, 2014.

15.         SUBSEQUENT EVENTS (Continued)

CROWDGATHER, INC.
UNAUDITED PRO FORMA BALANCE SHEET
APRIL 30, 2014

			PRO FORMA		PRO FORMA
	CROWDGATHER, INC.	PLAOR, INC. *	ADJUSTMENTS		COMBINED
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$546,158	$459,231	$-		$1,005,389
Accounts receivable	130,709	80,466	-		211,175
Investments	21,480	-	-		21,480
Inventory	31,913	-	-		31,913
Prepaid expenses and deposits	48,652	46,662	-		95,314

Total current assets	778,912	586,359	-		1,365,271

Property and equipment, net	130,518	17,293	-		147,811

Intangible and other assets, net	7,336,771	-	4,240,600	(B)
			(848,120)	(C)	10,729,251
Goodwill	-	-	1,817,400	(B)	1,817,400
Security Deposits	-	18,768	-		18,768

TOTAL ASSETS	$8,246,201	$622,420	$5,209,880		$14,078,501

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	52,078	499,152	-		551,230
Other accrued liabilities	154,746	144,419	-		299,165
Deferred revenue	-	246,863	-		246,863

Total current liabilities	206,824	890,434	-		1,097,258

STOCKHOLDERS' / MEMBERS' EQUITY (DEFICIT)
Convertible Preferred Series B stock, $0.001 par value, 25,000,000 preferred shares authorized, 300,000 issued and outstanding	1,000,000	-	-		1,000,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 61,657,708 issued and outstanding	61,658	-	55,076	(B)	116,734
Common stock, $0.001 par value, 60,000,000 shares authorized, 55,075,800 issued and outstanding	-	-	55,076	(A)
			(55,076)	(B)	-
Class A Member units, 82,544 units authorized, 82,544 issued and outstanding	-	14,465,838	(14,465,838)	(A)	-
Class B Member units, 32,000 units authorized, 22,914 issued, and 12,760 outstanding	-	749,863	(749,863)	(A)	-
Additional paid-in capital	29,748,961	-	15,160,625	(A)
			6,058,000	(B)	50,967,586
Accumulated deficit	(22,742,722)	(15,483,715)	(848,120)	(C)	(39,074,557)
Accumulated other comprehensive loss	(28,520)	-	-		(28,520)

Total stockholders'/members' equity (deficit)	8,039,377	(268,014)	5,209,880		12,981,243

TOTAL LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT)	$8,246,201	$622,420	$5,209,880		$14,078,501

The unaudited pro forma financial information gives effect to the following pro forma adjustments:
* - Formerly, Plaor, LLC
(A) - To record the conversion of members' equity of Plaor, LLC into 55,075,800 shares of common stock and additional paid-in capital of Plaor, Inc.
(B) - To record the purchase price and issuance of 55,075,800 shares of common stock of Crowdgather, Inc. for the acquisition of 100%
of the outstanding common stock of Plaor, Inc. [$0.11/sh. X 55,075,800 = $6,058,338, or approximately $6,058,000]
(C) - To record amortization of intangible assets acquired.

CROWDGATHER, INC.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED APRIL 30, 2014

			PRO FORMA		PRO FORMA
	CROWDGATHER, INC.	PLAOR, INC. *	ADJUSTMENTS		COMBINED

REVENUE	$1,537,051	$418,274	$-		$1,955,325

COST OF REVENUE	3,980	394,141	-		398,121

GROSS MARGIN	1,533,071	24,133	-		1,557,204

OPERATING EXPENSES
Payroll and related expenses	1,189,810	3,769,299	-		4,959,109
Equity based compensation	661,400	106,731	-		768,131
Research and development	-	2,528,602	-		2,528,602
Selling, general and administrative	1,492,268	3,206,354	848,120	(C)	5,546,742
Impairment of intangible assets	4,500,202	-	-		4,500,202
Loss on disposal of assets	1,408,985	-	-		1,408,985
Total operating expenses	9,252,665	9,610,986	848,120		19,711,771

LOSS FROM OPERATIONS	(7,719,594)	(9,586,853)	(848,120)		(18,154,567)

OTHER INCOME (EXPENSE), NET	(5,376)	-	-		(5,376)

Loss before provision for income taxes	(7,724,970)	(9,586,853)	(848,120)		(18,159,943)

Provision for income taxes	800	-	-		800

NET INCOME (LOSS)	$(7,725,770)	$(9,586,853)	$(848,120)		$(18,160,743)

The unaudited pro forma financial information gives effect to the following pro forma adjustments:
* - Formerly, Plaor, LLC
(C) - To record amortization for intangible assets acquired.

CROWDGATHER, INC.
UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED APRIL 30, 2013

			PRO FORMA		PRO FORMA
	CROWDGATHER, INC.	PLAOR, INC. *	ADJUSTMENTS		COMBINED

REVENUE	$1,933,298	$7,175	$-		$1,940,473

COST OF REVENUE	52,805	201,886	-		254,691

GROSS MARGIN	1,880,493	(194,711)	-		1,685,782

OPERATING EXPENSES
Payroll and related expenses	1,850,509	909,947	-		2,760,456
Equity based compensation	608,000	123,292	-		731,292
Research and development	-	1,666,926	-		1,666,926
Selling, general and administrative	2,193,436	3,058,357	848,120	(C)	6,099,913
Total operating expenses	4,651,945	5,758,522	848,120		11,258,587

LOSS FROM OPERATIONS	(2,771,452)	(5,953,233)	(848,120)		(9,572,805)

OTHER INCOME (EXPENSE), NET	(10,199)	21,359	-		11,160

Loss before provision for income taxes	(2,781,651)	(5,931,874)	(848,120)		(9,561,645)

Provision for income taxes	800	-	-		800

NET INCOME (LOSS)	$(2,782,451)	$(5,931,874)	$(848,120)		$(9,562,445)

The unaudited pro forma financial information gives effect to the following pro forma adjustments:
* - Formerly, Plaor, LLC
(C) - To record amortization for intangible assets acquired.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	44	CEO, President, Secretary, Director and Chairman of the Board
Jonathan Weiss	40	Chief Financial Officer
Richard Corredera	36	Chief Operating Officer
Jonathan R. Dariyanani	44	Director
James A. Sacks	48	Director
Chuck Timpe	67	Director
Hazim Ansari	43	Director

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

Richard Corredera. Richard Corredera is our Chief Operating Officer since May 1, 2014.  Mr. Corredera has approximately 18 years of experience in software engineering, systems design and business development.  From April 2012 to the present, Mr. Corredera has served as President and Chief Operating Officer of Plaor where he manages the business operations of Plaor including business development, compliance, and accounting in addition to overseeing its strategic technology development. Prior to Plaor, Richard co-founded DoubleTap Games and was a technical director at THQ’s Helixe development studio and Sony Online Entertainment from 2002 to 2012.  Mr. Corredera is an enrolled agent and admitted to practice before the Internal Revenue Service. Mr. Corredera is not an officer or director of any other reporting company.

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

Hazim Ansari. Mr. Ansari has been a member of our Board of Directors since May 2014. Mr Ansari is a specialist in the offshore intellectual property industry and a successful entrepreneur. For the past twelve years, Mr. Ansari has acted as CEO of NovelIP and has advised numerous emerging companies on their patent portfolios. He has negotiated licensing deals with over 50 universities and various U.S. government agencies, including the first ever privately held corporate consortium to conduct medical research using antimatter. In 2002, Hazim founded PatentMetrix, now named Novel IP, based in Delhi, India and was one of the first to use this high quality, cost-effective labor base to deliver patent services, such as mapping markets to help companies proactively manage patent infringement risk and building multi-institutional collaborations to further technology development.

Prior to founding PatentMetrix, Mr. Ansari was an executive at the Tomorrow Factory, a B2B software company, where he was appointed CEO by the Board of Directors, and successfully restructured the company for merger opportunities. Before joining Tomorrow Factory, Mr. Ansari was an intellectual property attorney in O'Melveny & Myers' Newport Beach office where he represented numerous high technology companies in the negotiation of intellectual property licensing and acquisition deals, filing and prosecution of patent portfolios, structuring of co-development and co-exploitation vehicles, and general management of intellectual property assets. Mr. Ansari began his intellectual property career as an associate at Christie, Parker & Hale. He graduated magna cum laude from Loyola Law School of Los Angeles and received his B.S. in Chemical Engineering from Stanford University.

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

Section 16(a) Beneficial Ownership Reporting Compliance . We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 ( Initial Statement of Beneficial Ownership of Securities ), a Form 4 ( Statement of Changes of Beneficial Ownership of Securities ), or a Form 5 ( Annual Statement of Beneficial Ownership of Securities ).

Director Independence.   We believe that Jonathan R. Dariyanani, James A. Sacks, Chuck Timpe and Hazim Ansari are independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

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

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ending April 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani CEO, President, Secretary	2014	240,000	0	25,000	22,000	0	0	0	287,000
	2013	240,000	0	0	0	0	0	0	240,000
Jonathan Weiss, CFO, Treasurer	2014	142,615	0	32,000	12,800	0	0	0	187,415
Jonathan Weiss, CFO, Treasurer (1)	2013	43,076	0	0	65,175	0	0	0	102,251
Gaurav Singh, CFO, Treasurer (1)	2013	139,634	0	0	0	0	0	40,000	179,634

 (1) On September 24, 2012, Gaurav Singh resigned as CFO and Treasurer and Jonathan Weiss was appointed as CFO.

Employment Contracts and Termination of Employment.

On March 17, 2014, we entered into an Executive Employment Agreement with Sanjay Sabnani (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Sabnani will serve as President and Chief Executive Officer for an initial term of three years with an additional one year extension granted automatically unless a 60 day written notice to the contrary is provided by either Mr. Sabnani or the Company.  Mr. Sabnani will be responsible for 1) the day-to-day operations of the Company and such other duties, consistent with the Chief Executive Officer position, as the board of directors may delegate to Mr. Sabnani from time to time.  The Company will pay Mr. Sabnani an annual base salary of $240,000 per year. The salary shall increase to $325,000 per year if the Company closes and equity financing of more than $4,000,000 within the initial 12 months of the Employment Agreement and to $275,000 immediately following the occurrence of a “Change in Control” as defined in  Appendix  I  to the Employment Agreement, The Employment Agreement also provides additional benefits and compensation to Mr. Sabnani in the event of Mr. Sabnani’s employment by the Registrant is terminated. This brief description of the Employment Agreement is a summary of the material terms only and is qualified in its entirety by reference to the Employment Agreement attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 17, 2014.

Outstanding Equity Awards at Fiscal Year-end. As of April 30, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Sanjay Sabnani CEO, President, and Secretary	400,000	0	400,000	$1.49	06/20/2018	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	50,000	150,000	200,000	$1.16	03/21/2021	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	500,000	0	500,000	$0.044	05/31/2023	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	0	0	0	0	-	250,000	$25,000	0	0
Jonathan Weiss CFO, Treasurer	400,000	0	400,000	$0.14	09/24/2022	0	0	0	0
Jonathan Weiss CFO, Treasurer	150,000	0	150,000	$0.12	12/27/2022	0	0	0	0
Jonathan Weiss CFO, Treasurer	320,000	0	320,000	$0.04	05/31/2023	0	0	0	0
Jonathan Weiss CFO, Treasurer	0	0	0	0	-	320,000	$32,000	0	0

All of the options specified above vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

The restricted common stock awards vest 25% per year for 4 years.

There were no exercises of stock options by our above named executive officers during the year ended April 30, 2014.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2014:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani, director	0	25,000	22,000	0	0	0	47,000
Jonathan Dariyanani director	0	12,000	6,400	0	0	0	18,400
James Sacks, director	0	12,000	6,400	0	0	0	18,400
Chuck Timpe, director	0	20,000	6,400	0	0	0	26,400

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of our shares of common stock beneficially owned as of July 7, 2014 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common stock;
•	each director;
•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” above; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of July 7, 2014 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after July 7, 2014 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)
Common Stock	Sanjay Sabnani 20300 Ventura Blvd, Suite 330 Woodland Hills, CA 91364	18,916,938 shares (1) CEO, President, Secretary, Treasurer and director	16.2%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	16,210,550 shares Beneficial Owner	14.0%
Common Stock	Jonathan Weiss c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	1,190,000 shares (4) CFO	*
Common Stock	Richard Corredera c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	2,360,830 shares COO	*
Common Stock	Jonathan R. Dariyanani c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	620,000 shares (5) Director	*
Common Stock	James A. Sacks c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	955,000 shares (6) Director	*
Common Stock	Chuck Timpe c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	900,000 shares (7) Director	*
Common Stock	Hazim Ansari c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	3,734,446 shares (8) Director	*
Common Stock	Peter Lee Evelyn Tower, 14 th Floor, Flat E North Point, Hong Kong	22,464,405 shares (9) Beneficial Owner	18.1% (8)
Common Stock	Pabos LLC (10) 111 N Sepulveda Blvd Suite 336 Manhattan Beach, CA 90266	40,532,814 shares (10) Beneficial Owner	33.11%
Common Stock	All directors and named executive officers as a group	22,581,938 shares	19.3%
* Denotes less than 1%.

(1) Includes 16,210,550 shares, which are held by Typhoon Capital Consultants, LLC, of which Sanjay Sabnani is the beneficial owner, 421,390 shares, which are held by Sabnani IRA, of which Sanjay Sabnani is the beneficial owner, 1,100,000 shares of common stock underlying options granted to Mr. Sabnani, 250,000 restricted common shared awarded to Mr. Sabnani, 34,998 shares issued in relation to the Plaor merger and 900,000 shares held by Sabnani Children Income Trust, of which Sanjay Sabnani may be deemed to have beneficial ownership due to his spouse’s role as sole trustee for this trust. Mr. Sabnani disclaims beneficial ownership of those 900,000 shares, except as to his pecuniary interest therein.
(2) Sanjay Sabnani holds voting and dispositive power over the shares of Typhoon Capital Consultants, LLC.
(3) Based on 116,733,508 common shares issued as of July 7, 2014.
(4) Includes 870,000 shares of common stock underlying options granted to Mr. Weiss and 320,000 shares of restricted common stock awarded to Mr. Weiss.
(5) Includes 500,000 shares of common stock underlying options granted to Mr. Dariyanani and 120,000 shares of restricted common stock awarded to Mr. Dariyanani.
(6) Includes 335,000 shares of common stock held of record by James A. Sacks, 500,000 shares of common stock underlying options granted to Mr. Sacks and 120,000 shares of restricted common stock awarded to Mr. Sacks.
(7) Includes 20,000 shares of common stock held of record by Chuck Timpe, 680,000 shares of common stock underlying options granted to Chuck Timpe and 200,000 shares of restricted common stock awarded to Mr. Timpe.
(8) Includes 3,554,446 shares, which are held by NKS Group, Inc. Hazim Ansari holds voting and dispositive power over the shares of NKS Group, Inc.
(9) Calculated using the Schedule 13D/A filed with the SEC on October 16, 2013 by Peter Lee. Includes 1,003,000 shares of common stock held of record by Mr. Lee, 194,738 shares of common stock and 266,667 shares of common stock underlying warrants held of record by Mr. Lee’s personal holding company, 14,000,000 shares of common stock underlying shares of Series B Preferred Stock held of record by Mr. Lee and 7,000,000 shares of common stock underlying warrants held by Mr. Lee.  Percent of class based on 123,733,508 common shares deemed outstanding.
(10) Includes 1,878,840 shares held by CLEO. Bosko Djordjevic and Paul Schwartz share voting and dispositive power over the shares held by Pabos LLC and CLEO.

Changes in Control.   Our   management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

There have been no related party transactions for the year ended April 30, 2014, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence.   We believe that Jonathan R. Dariyanani, James A. Sacks, Chuck Timpe and Hazim Ansari are independent members of our Board of Directors using the definition of independence under the rules of the SEC.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $50,000 and $50,000, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2014 and 2013, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2014 and 2013, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,250 and $1,250, respectively.

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

3.1	Articles of Incorporation (2)
3.2	Amended and Restated Articles of Incorporation (3)
3.3	Bylaws of the Company (2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (4)
3.5	Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008 (1)
3.6	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008 (1)
3.7	Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock (13)
10.1	2008 Stock Option Plan (5)
10.2	Agreement and Plan of Merger with Adisn, Inc. (6)
10.3	Securities Escrow Agreement (6)
10.4	Asset Purchase Agreement and Plan of Reorganization with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.5	Software License Agreement with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.6	Securities Purchase Agreement dated February 28, 2011 (8)
10.7	Engagement Agreement dated February 22, 2011 (8)
10.8	Registration Rights Agreement dated February 28, 2011 (8)
10.9	Form of Warrant (8)
10.1	Stock Cancellation and Stipulation Agreement dated December 9, 2010 (9)
10.11	Website and Domain Name Purchase and Sale Agreement with PbNation, LLC (10)
10.12	Form of Securities Purchase Agreement (13)
10.13	Form of Common Stock Purchase Warrant (13)
10.14	Form of Amended and Restated Warrant (14)
10.15	Form of Common Stock Purchase Warrant (14)
10.16	Web Site Purchase Agreement with VerticalScope, Inc. dated March 16, 2014(15)
10.17	Executive Employment Agreement with Sanjay Sabnani dated March 17, 2014 (15)
10.18	Web Site Purchase Agreement with VerticalScope, Inc. dated April 27, 2014 (16)
10.19	Agreement and Plan of Merger with Plaor and Plaor Acquisition Corp.(17)
10.20	Form of Lock Up Agreement (18)
14	Code of Ethics (11)
21	Subsidiaries of the Registrant*
23.1	Consent of Q Accountancy Corporation *
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Press Release Dated July 24, 2013*
(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14) (15) (16) (17) (18) *

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
Included as exhibit to our Current Report on Form 8-K filed on November 22, 2010.
Included as exhibit to our Annual Report on Form 10-K filed July 7, 2010.
Included as exhibit to our Current Report on Form 8-K filed on April 9, 2013.
Included as exhibit to our Current Report on Form 8-K filed on July 18, 2013.
Included as exhibit to our Quarterly Report on Form 10-Q filed on March 17, 2014
Included as exhibit to our Current Report on Form 8-K filed on May 1, 2014
Included as exhibit to our Current Report on Form 8-K filed on May 5, 2014
Included as exhibit to our Current Report on Form 8-K filed on May 20, 2014
Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc. a Nevada corporation

July 24, 2014	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

July 24, 2014	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Sanjay Sabnani	July 24, 2014
Sanjay Sabnani
Its:	CEO, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Jonathan Dariyanani	July 24, 2014
Jonathan Dariyanani
Its:	director

By:	/s/ James Sacks	July 24, 2014
James Sacks
Its	director

By:	/s/ Chuck Timpe	July 24, 2014
Chuck Timpe
Its:	director

By:	/s/ Hazim Ansari	July 24, 2014
Hazim Ansari
Its:	director