Form 10-Q
period 2014-07-31
CrowdGather, Inc.
filed 2014-09-16
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014

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

As of September 1, 2014, there were 116,733,508 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JULY 31, 2014 (UNAUDITED)	APRIL 30, 2014
ASSETS
Current assets
Cash	$772,583	$546,158
Accounts receivable	203,286	130,709
Investments	21,480	21,480
Inventory	31,852	31,913
Prepaid expenses and deposits	51,506	48,652

Total current assets	1,080,707	778,912

Property and equipment, net of accumulated depreciation of $537,948 and $493,887, respectively	126,188	130,518

Intangible and other assets, net of accumulated amortization of $176,706 and $-0-, respectively	8,926,491	7,336,771
Goodwill	1,817,400	-

Total assets	$11,950,786	$8,246,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$92,368	$8,000
Line of credit	115,253	-
Deferred revenue	195,377	-
Accrued vacation	124,442	44,078
Other accrued liabilities	463,077	154,746

Total current liabilities	990,517	206,824

Stockholders’ equity
Convertible Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000,000	1,000,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 116,733,508 and 61,657,708 issued and outstanding, respectively	116,733	61,658
Additional paid-in capital	35,851,223	29,748,961
Accumulated deficit	(25,979,167)	(22,742,722)
Accumulated other comprehensive loss	(28,520)	(28,520)

Total stockholders’ equity	10,960,269	8,039,377

Total liabilities and stockholders’ equity	$11,950,786	$8,246,201

See accompanying notes to financial statements.

CROWDGATHER, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013
UNAUDITED

	2014	2013

Revenue	$406,590	$411,691

Cost of revenue	107,469	754

Gross profit	299,121	410,937

Operating expenses
Payroll and related expenses	673,042	348,290
Stock based compensation	99,000	110,000
General and administrative	1,233,704	374,417
Loss on disposal of assets	1,529,262	-
Total operating expenses	3,535,008	832,707

Loss from operations	(3,235,887)	(421,770)

Other income (expense), net	241	(3,184)

Net loss before provision for income taxes	(3,235,646)	(424,954)

Provision for income taxes	800	800

Net loss	$(3,236,446)	$(425,754)

Weighted average shares outstanding- basic and diluted	105,359,158	58,372,708

Net loss per share – basic and diluted	$(0.03)	$(0.01)

See accompanying notes to financial statements.

CROWDGATHER, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013
UNAUDITED

	2014	2013
Cash flows from operating activities:
Net loss	$(3,236,446)	$(425,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,607	36,916
Stock-based compensation	99,000	110,000
Loss on disposal of assets	1,529,262	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(72,577)	(73,906)
Decrease in inventory	61	139
(Increase) decrease in prepaid expenses and deposits	(2,854)	19,972
Increase in accounts payable and accrued liabilities	445,525	13,442

Net cash used in operating activities	(1,029,422)	(319,191)

Cash flows from investing activities:
Proceeds from sale of intangible assets, net of fees	1,255,847	-

Net cash provided by investing activities	1,255,847	-

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	-	150,000
Payments on capital lease obligations	-	(52,721)

Net cash provided by financing activities	-	97,279

Net increase (decrease) in cash	226,425	(221,912)
Cash, beginning of period	546,158	375,512
Cash, end of period	$772,583	$153,600

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$27,538	$-
Stock-based compensation	$99,000	$110,000
Accounts payable and accrued liabilities assumed for acquisition of Plaor, Inc.	$232,000	$-
Stock issued for the acquisition of Plaor, Inc.	$6,058,338	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is a social networking, internet company that specializes in developing and hosting forum based websites and provides targeted advertising and marketing services for online customers.  Through our merger with Plaor, Inc on May 19, 2014, we also develop, market and operate online social games as live services played over the Internet and on social networking sites and mobile platforms. Plaor’s initial social gaming platform is a simulated casino environment referred to as Mega Fame Casino.  We are headquartered in Woodland Hills, California, and were incorporated under the laws of the State of Nevada on April 20, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include our activities and our wholly-owned subsidiaries, Adisn, Inc. and Plaor, Inc.  All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2014, included in our annual report on Form 10-K.

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
JULY 31, 2014
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

Revenue Recognition

We currently work with third-party advertising networks and advertisers pay for advertising on a cost per thousand impressions, cost per click or cost per action basis. We also derive revenue from the sale of virtual goods associated with our online games, as well as from services provided for customer events. All sales are recorded in accordance with ASC 605, Revenue Recognition. Revenue is recognized when all the criteria have been met:

• When persuasive evidence of an arrangement exists.
• The services have been provided to the customer.
• The fee is fixed or determinable.
• Collectability is reasonably assured.

Online Game

We operate Mega Fame Casino (“MFC”), a full-featured free-to-play online social casino. MFC is available on Facebook, Google Play, and the Apple App Store. MFC generates revenue through the sale of virtual currency to players that they may exchange to play at any of our online slot machines, video poker machines, Hold’em style poker tables, or for other features and experiences available within MFC. Players can pay for our virtual currency using Facebook credits (prior to July 2013) or Facebook local currency payments (beginning July 2013) when playing our games through Facebook and can use other payment methods such as credit cards or PayPal on other platforms.

Revenue from the sale of virtual currency to players is recognized when the service has been provided to the player, assuming all other revenue recognition criteria have been met. We have determined that an implied obligation exists by the Company to the paying player to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. The proceeds from the sale of virtual goods are initially recorded as deferred revenue. We recognize revenue as the goods are consumed, assuming all other revenue recognition criteria have been met, which is generally over a period of 90 days.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Events

Our games also offer unique interactions with a large number of well-known celebrities from film, television, professional sports, and the music industry. Through a combination of regularly scheduled events and special events, our players can play and interact with their favorite stars in ways not known to be available in other social games. Our most popular celebrity event is our bi-weekly celebrity shootout tournament. We recognize revenue upon conclusion of the event, assuming all other revenue recognition criteria have been met.

Deferred Revenue

Advance payments from customers that are non-refundable and relate to non-cancellable contracts that specify our obligations are recorded to deferred revenue until the aforementioned revenue recognition criteria have been met.

Cost of Revenue

Our cost of revenue consists primarily of the direct expenses incurred in order to generate online game revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of hosting and data center costs related to operating our online games, royalty fees and expenses for hosting celebrity events, primarily appearance and facility fees.  Additionally, expenses relating to the fulfillment of specific customer advertising campaigns and the costs associated with the manufacturing and distribution of our synthetic human pheromone consumer products are included in our cost of revenue as well.

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

Internal-Use Software Development Costs

We expense costs as incurred for internal-use software during the preliminary stages of development. Costs incurred during the application development stage are capitalized, subject to their recoverability. All costs incurred after the software has been implemented and is fully operational are expensed as incurred. As of July 31, 2014, we have not capitalized any internal-use software development costs.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was 3,236,446 and 425,754 for the three months ended July 31, 2014 and 2013, respectively.

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

2.            GOING CONCERN

We have incurred a net loss of $3,236,446 for the three months ended July 31, 2014 and have an accumulated deficit of $25,979,167 as of July 31, 2014, and additional debt or equity financing will be required to fund our activities and to support our operations.  However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

We are currently devoting our efforts to assimilate our business combination with Plaor to enhance our product offerings and revenues as further described in Management’s Discussion and Analysis.  There can be no assurance that our efforts will translate in a beneficial manner. The accompanying statements do not include any adjustments that might result should we be unable to continue as a going concern.

3.            ACQUISITION

On May 19, 2014, we completed a merger agreement for 100% of the issued and outstanding common stock of Plaor, Inc. (Plaor), a social gaming company, pursuant to which Plaor survived as our wholly-owned subsidiary (“Merger”). The Company issued 55,075,800 shares of its $0.01 par value common stock to the shareholders of Plaor. These shares were valued for the Company's accounting purposes at $0.11 per share which represented the closing share price of the Company’s stock on May 19, 2014. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per the Company’s valuation estimate as follows:

Cash and cash equivalent	$102,000
Accounts receivable, Net	87,000
Prepaids and other assets	25,000
Property and equipment	18,000
Amortizable intangible assets:
Trademarks, trade name, licensing and branding	4,240,938
Goodwill allocated	1,817,400

Total assets acquired	6,290,338
Fair value of liabilities assumed	(232,000)
Net fair value	$6,058,338

In addition, in connection with the Merger, Hazim Ansari was appointed a director of CrowdGather.  See our Current Report on Form 8-K filed on May 5, 2014.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)
4.            INVENTORY

As of July 31, 2014, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $31,852.

5.            INVESTMENTS

Our investments consist of 714,286 shares of Human Pheromone restricted common stock acquired in January 2012.  These securities are classified as available for sale and are stated at fair value.

6.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2014	April 30, 2014

Furniture, fixtures and office equipment	$33,694	$30,919
Computers, servers and equipment	620,166	593,486
Leasehold improvements	10,276	-
	664,136	624,405
Less: accumulated depreciation	(537,948)	(493,887)

	$126,188	$130,518

Depreciation expense was $31,901 and $32,166 for the three months ended July 31, 2014 and 2013, respectively.

7.             CONCENTRATIONS OF CREDIT RISK

As of July 31, 2014 and 2013, five customers accounted for approximately 70% and 68% of our outstanding receivables, respectively. In addition, our top five customers accounted for approximately 45% and 52% of our sales for the three months ended July 31, 2014 and 2013, respectively.

Additionally, Facebook is a significant distribution, marketing, promotion and payment platform for our social games. Approximately 45% of the revenue for the three months ended July 31, 2014 was generated from players who accessed our games through Facebook.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

8.             INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. For the three months ended July 31, 2014 and 2013, we recorded $176,706 and $4,750, respectively, of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		July 31,	April 30,
	Est. Life	2014	2014

Online forums and related websites	Indefinite	$4,862,259	$7,336,771
Trademarks, licensing and branding	5 years	4,240,938	-
		9,103,197	7,336,771
Less: accumulated amortization		(176,706)	-

		$8,926,491	$7,336,771

During the three months ended July 31, 2014, we recorded $4,240,938 of trademarks and branding assets relating to the merger with Plaor. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our valuation estimate.

During the three months ended July 31, 2014, we entered into a web site purchase agreement to sell the online forum PbNation.com and related website and domain name to VerticalScope, Inc for $1,380,000 in cash.  The cost of the online forums and websites was approximately $2,833,500 and as a result, we recorded a loss on sale of these assets of approximately $1,529,000, after amounts held in escrow and fees of approximately $75,500.

9.            GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As July 31, 2014, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

During the three months ended July 31, 2014, we recorded $1,817,400 of goodwill relating to the merger with Plaor, The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per the Company’s management valuation estimate.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

10.           PREFERRED SERIES B STOCK

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

11.           COMMON STOCK

On May 19, 2014, we completed a merger agreement for 100% of the issued and outstanding common stock of Plaor, Inc. (Plaor), a social gaming company, pursuant to which Plaor survived as our wholly-owned subsidiary (“Merger”). We issued 55,075,800 shares of our $0.01 par value common stock to the shareholders of Plaor.  These shares were valued for accounting purposes at $0.11 per share which represented the closing share price on the closing date of the Merger.

12.          STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

For the three months ended July 31, 2014 and 2013, we recognized $99,000 and $110,000 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the three months ended July 31, 2014:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2014	6,038,750	$0.57	7.89	$3,412,300
Granted	-	-	-	-
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, July 31, 2014	6,038,750	$0.57	7.36	$3,412,300
Exercisable, July 31, 2014	3,578,125	$0.84	6.25	$2,994,931

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

12.           STOCK OPTIONS (Continued)

         A summary of the status of our unvested shares as of July 31, 2014 is presented below:
	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2014	2,720,002	$0.15
Granted	-	-
Vested	(259,377)	0.30
Forfeited/Expired	-	-

Non-vested balance, July 31, 2014	2,460,625	$0.13

As July 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $289,468, which is expected to be recognized over a weighted-average period of approximately 7.36 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

July 31, 2014

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

13.          COMMITMENTS AND CONTINGENCIES

As of July 31, 2014, we lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on October 31, 2014. Our rent is $3,242 per month.

We also rent approximately 10,000 square feet of office space at 12 Channel Street, Boston, MA 02210. The term of our lease is for six years and expires on July 31, 2020.  Our rent is $14,000 per month.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

14.          SEGMENT INFORMATION

The Company has two (2) principal operating segments, which are (1) forum advertising, and (2) social gaming. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  Interim segment information for sales and related costs for the period ended July 31, 2014 was as follows:

Revenues:
Forum advertising	$208,500
Social gaming	198,000
Total revenues	406,500
Cost of Revenues:
Forum advertising	$1,500
Social gaming	106,000
Total cost of revenues	107,500
Gross Profit:
Forum advertising	$207,000
Social gaming	92,000
Total gross profit	299,000

15.          PROVISION FOR INCOME TAXES

For the years ended July 31, 2014 and 2013, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of July 31, 2014, we had federal and state net operating loss carry forwards of approximately $19,500,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2034. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of July 31, 2014, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

July 31, 2014
Federal net operating loss (at 34%)	$6,630,000
State net operating loss (at 8.84%)	1,723,800
8,353,800
Less: valuation allowance	(8,353,800)

Net deferred tax assets	$-

Our valuation allowance increased by $553,800 for the three months ended July 31, 2014.

16.       SUBSEQUENT EVENT

On September 2, 2014, we granted 2,270,000 stock options to employees relating to the Plaor merger in accordance with the CrowdGather, Inc. 2008 Stock Option Plan.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	changes in our business;
•	general economic, industry and market sector conditions;
•	the ability to generate increased revenues from our forums and Plaor’s social games;
•	the ability to obtain additional financing to fund our operations;
•	the ability to manage our growth;
•	our ability to develop and market new technologies to respond to rapid technological changes;
•	competitive factors in the market(s) in which we operate; and
•	and other events, factors and risks disclosed from time to time in our filings with the Securities and Exchange Commission

No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended July 31, 2014.

Overview.  CrowdGather operates a media network of forum and online communities focused on a broad number of vertical interests, as well as social casino games.  Following the merger with Plaor we began to operate a social casino game available free to play on Facebook, iOS, and Android.  We continue to focus on building and maintaining our online social communities, and expand our portfolio of social games while pursuing opportunities to improve and increase monetization of our consolidated media network.  Through our Merger with Plaor, we believe will be able to leverage our newly acquired engineering talent to offer additional engagement and retention features for both our forum and our game user bases.  These features may also facilitate new channels of user acquisition as we cross promote and integrate our forums and our social games.

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

As a result of the Merger with Plaor, we have subsequently devoted a significant portion of our operations to the business of Plaor and expect to continue to do so in order to expand our operations. Plaor specializes in developing highly scalable multi-platform social games that are available on Facebook, Google Play, and the Apple App Store.  Plaor’s initial social gaming platform is a simulated casino environment referred to as Mega Fame Casino wherein individual gamers are able to play online casino style games socially with other players from around the world. Unlike traditional casinos or their online counterparts, the betting on Mega Fame is virtual and no real money bets are accepted and there is no ability for a player to redeem their winnings for cash. Despite the lack of traditional cash betting, we believe that players experience the same entertainment as they experience in a casino setting.  Mega Fame Casino is a gaming platform, which includes multiple games, combined to emulate a casino environment. Along with the company’s initial offering, the Mega Fame Casino also includes Video Poker, multiple slot machines, and a daily celebrity challenge designed to increase engagement and retention of players.

We continue to focus on improving our forum network to enhance our user and community experience, and on seeking avenues to grow our business and contribute to our long-term viability, whether through improving advertising opportunities on our existing ad inventory or developing partnerships with third party publishers to improve monetization.   We recognize that many online advertisers seek engagement with online enthusiasts and users who are passionate about specific topics and products.  We believe that forums offer a significant opportunity to advertisers, as they are tightly knit social communities with concentrations of influencers who are often experts on the forum subject matter.  Forum users have traditionally been inaccessible to advertisers with larger budgets and who prefer making broad category or vertically oriented purchases.  Through the use of technology we intend to pursue a strategy that will help us better connect advertisers to our users in niche specific verticals.  We will also focus on promoting our social games across our forum communities to gain new users, as well as engage in cost-effective advertising to attract users from across the internet.  Additionally, we are evaluating strategic options, including potential business combinations as well as debt and equity financing.

Across our network we are committed to delivering quality, brand safe content for forum advertisers.  Since advertisers are drawn to quality content and curated home pages, we have been working diligently to improve our branded sites.  We have thousands of volunteer moderators and forum administrators patrolling our network, and we are in the process of deploying a proprietary inventory management system that will help identify and prune non-monetizable content that violates our terms of service.

We also continue to conduct ongoing software development across all of our forum network properties to keep improving the administrator and user experience in the communities.  We are constantly working toward offering our communities favorable terms, features and incentives to help them grow and prosper.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended July 31, 2014, together with notes thereto, which are included in this report.

For the three months ended July 31, 2014, as compared to the three months ended July 31, 2013.

Results of Operations

Revenues and Gross Profit. We realized revenues of $406,590 for the three months ended July 31, 2014, as compared to revenues of $411,691 for the three months ended July 31, 2013.  The variance between comparable periods is primarily due to an increase of approximately $198,000 of social gaming revenue relating to the merger with Plaor for the period from the acquisition date of May 19, 2014 to July 31, 2014. Offsetting this increase was reduced forum advertising revenue of approximately $204,000 primarily due to the sale of certain forum properties during the 4th quarter of fiscal 2014 and 1st quarter of fiscal 2015, and lower than anticipated rates earned from multiple advertising networks in the three months ended July 31, 2014 as compared to the three months ended July 31, 2013.

Our cost of revenue for the three months ended July 31, 2014 was $107,469, as compared to cost of revenue of $754 for the three months ended July 31, 2013.  The increase of approximately $ 107,000 in directly attributable to the platform fees relating to our social games and hosting and data center costs related to operating our online games, royalty fees and expenses for hosting celebrity events, primarily appearance and facility fees.

Our gross profit for the three months ended July 31, 2014 was $299,121 as compared to gross profit of $410,937 for the three months ended July 31, 2013.

As a result of the merger with Plaor, we expect to devote a significant portion of our operations to the business of Plaor in order to expand our operations. To grow our business during the next twelve months, we need to generate increased revenues from users engaging with Plaor social casino games and our online forum communities.   Our failure to increase revenues will hinder our ability to increase the size of our operations. If we are not able to generate additional revenues to cover our operating costs, we may not be able to sustain our operations without raising additional capital.

Operating Expenses. For the three months ended July 31, 2014, our total operating expenses were $3,535,008, as compared to total operating expenses of $832,707 for the three months ended July 31, 2013. Payroll and related expenses increased by $324,752 from $348,290 for the three months ended July 31, 2013 to $673,042 for the three months ended July 31, 2014 as a result of approximately $450,000 in payroll expenses related to the merger with Plaor offset by a $125,000 decrease in compensation expenses related to our fiscal 2014 expense reduction plan.  Stock based compensation decreased by $11,000 from $110,000 for the three months ended July 31, 2013 to $99,000 for the three months ended July 31, 2014.  We also had an increase in general and administrative expenses of $859,287 from $374,417 for the three months ended July 31, 2013 to $1,233,704 for the three months ended July 31, 2014, as a result of approximately $600,000 of advertising and operating expenses and approximately $175,000 of amortization expenses relating to the intangible assets resulting from the merger with Plaor.  Additionally, we recorded a $1,529,262 loss on the disposal of assets relating to the sale of the PbNation.com and associated forums.

Other Income (Expense.) For the three months ended July 31, 2014, we had other income of $241 as compared to other expense of $3,184 for the three months ended July 31, 2013, which primarily consisted of interest expense related to our capital lease obligation.

Net Loss. For the three months ended July 31, 2014, our net loss was $3,236,446, as compared to a net loss of $425,754 for the three months ended on July 31, 2013.  The overall increase of approximately $2,800,000 in our net loss is related to the factors as discussed above.
Liquidity and Capital Resources. Our total assets were $11,950,786 as of July 31, 2014, which consisted of cash of $772,583, accounts receivable of $203,286, investments of $21,480, inventory of $31,852, prepaid expenses and deposits of $51,506, property and equipment with a net value of $126,188, intangible and other assets with a net value of $8,926,491, represented by our domain names and other intellectual property owned, and goodwill of $1,817,400 related to our acquisition of Plaor.

Our current liabilities as of July 31, 2014, totaled $990,517, which is comprised of accounts payable of $92,368, line of credit of $115,253, deferred revenue of $195,377, accrued vacation of $124,442, and other accrued liabilities of $463,077.   We had no other liabilities and no long-term commitments or contingencies at July 31, 2014.

As of July 31, 2014, we had cash of $772,583. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. The period for which our existing financial resources as well as the financial resources necessary to support our operations involves risks and uncertainties and could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising and social gaming businesses, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions. Subsequent to our merger with Plaor, we are now experiencing a net cash burn of approximately $300,000 per month. We remain optimistic about our ability to reduce costs and our net cash burn rate further and are concentrating on optimizing our network of forum properties and social casino games.  However, in addition to generating revenues from our current operations, we will need to raise additional capital to sustain our operations and expand our business to the point at which we are able to operate profitably.

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

We do not anticipate any significant changes in the number of employee unless we significantly increase the size of our operations. We believe that we do not require the services of additional independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, we may need to supplement our staff in this manner.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at July 31, 2014.

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

On July 28, 2014, Plaor entered into a Settlement Agreement (the “ Settlement Agreement”) with Hollywood Casinos LLC (“HC”) for the settlement of litigation relating to the use of certain marks, social media accounts and domain names incorporating the term “hollywood” (collectively, the “Hollywood Domains”)  in the case entitled  Plaor LLC v. Hollywood Casinos, LLC (the “Litigation Matter”). Under the terms of the  Settlement Agreement, HC has agreed to pay to Plaor $175,000 in exchange for all of Plaor’s and the Company’s rights, titles and interests to the Hollywood Domains and in full settlement of all claims in the Litigation Matter.  The parties to the Settlement Agreement have filed a joint stipulation of dismissal of the Litigation Matter with respect to the Company, Plaor and HC and released each other from all claims related to the Litigation Matter.

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

CrowdGather, Inc., a Nevada corporation

September 15, 2014	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

September 15, 2014	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss Chief Financial Officer (Principal Financial and Accounting Officer)