Form 10-Q
period 2014-10-31
CrowdGather, Inc.
filed 2014-12-15
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014

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

As of December 1, 2014, there were 117,033,508 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	OCTOBER 31, 2014 (UNAUDITED)	APRIL 30, 2014
ASSETS
Current assets
Cash	$239,203	$546,158
Accounts receivable	289,890	130,709
Investments	21,480	21,480
Inventory	31,800	31,913
Prepaid expenses and deposits	89,151	48,652

Total current assets	671,524	778,912

Property and equipment, net of accumulated depreciation of $565,537 and $493,887, respectively	100,705	130,518

Intangible and other assets, net of accumulated amortization of $388,753 and $-0-, respectively	8,539,443	7,336,771
Goodwill	1,817,400	-

Total assets	$11,129,072	$8,246,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$190,392	$8,000
Line of credit	262,684	-
Deferred revenue	566,638	-
Accrued vacation	97,910	44,078
Other accrued liabilities	449,998	154,746
Convertible note payable, net of discount	74,642	-
Derivative liability	77,409	-
Total current liabilities	1,719,673	206,824

Stockholders’ equity
Convertible Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000,000	1,000,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 116,733,508 and 61,657,708 issued and outstanding, respectively	116,733	61,658
Additional paid-in capital	35,951,223	29,748,961
Accumulated deficit	(27,630,037)	(22,742,722)
Accumulated other comprehensive loss	(28,520)	(28,520)

Total stockholders’ equity	9,409,399	8,039,377

Total liabilities and stockholders’ equity	$11,129,072	$8,246,201

See accompanying notes to financial statements.

CROWDGATHER, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Revenue	$393,734	$425,348	$800,324	$837,039

Cost of revenue	147,445	1,868	254,914	2,622

Gross profit	246,289	423,480	545,410	834,417

Operating expenses
Payroll and related expenses	573,641	322,874	1,246,683	671,164
Stock based compensation	100,000	320,600	199,000	430,600
General and administrative	1,162,210	429,117	2,395,914	803,534
Loss on disposal of assets	-	-	1,529,262	-
Legal settlements, net	50,000	-	50,000	-
Impairment of intangible assets	-	140,026	-	140,026
Total operating expenses	1,885,851	1,212,617	5,420,859	2,045,324

Loss from operations	(1,639,562)	(789,137)	(4,875,449)	(1,210,907)

Other income (expense)
Interest expense, net	(13,749)	(841)	(13,508)	(4,025)
Change in fair value of derivative liability	2,442	-	2,442	-
Total other income (expense)	(11,307)	(841)	(11,066)	(4,025)

Net loss before provision for income taxes	(1,650,869)	(789,978)	(4,886,515)	(1,214,932)

Provision for income taxes	0	0	800	800

Net loss	$(1,650,869)	$(789,978)	$(4,887,315)	$(1,215,732)

Weighted average shares outstanding- basic and diluted	116,733,508	59,261,198	111,046,333	58,881,850

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

See accompanying notes to financial statements.

CROWDGATHER, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013
UNAUDITED

	2014	2013
Cash flows from operating activities:
Net loss	$(4,887,315)	$(1,215,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448,243	140,026
Stock-based compensation	199,000	68,464
Loss on disposal of assets	1,529,262	430,600
Change in fair value of derivative liability	(2,442)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(69,294)	28,265
Decrease in inventory	113	1,133
(Increase) decrease in prepaid expenses and deposits	(18,388)	(13,267)
Increase in accounts payable and accrued liabilities	819,045	11,245

Net cash used in operating activities	(1,981,776)	(549,266)

Cash flows from investing activities:
Proceeds from sale of intangible assets, net of fees	1,430,847	-
Purchase of property and equipment	(12,384)	(10,759)
Net cash provided by investing activities	1,418,463	(10,759)

Cash flows from financing activities:
Cash account acquired with the purchase of subsidiary	102,358	-
Proceeds from the issuance of debt	154,000	-
Proceeds from the issuance of preferred stock	-	700,000
Payments on capital lease obligations	-	(70,482)

Net cash provided by financing activities	256,358	629,518

Net increase (decrease) in cash	(306,955)	69,493
Cash, beginning of period	546,158	375,512
Cash, end of period	$239,203	$445,005

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$4,126
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$27,538	$-
Stock-based compensation	$199,000	$430,600
Accounts payable and accrued liabilities assumed for acquisition of Plaor, Inc.	$232,000	$-
Stock issued for the acquisition of Plaor, Inc.	$6,058,338	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
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

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2014, included in our annual report on Form 10-K.

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
OCTOBER 31, 2014
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
OCTOBER 31, 2014
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

Cost of Revenue

Our cost of revenue consists primarily of the direct expenses incurred in order to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of virtual good transaction fees paid to platform operators such as Facebook, Google, and Apple.  We also record costs related to the fulfillment of specific customer advertising campaigns and the costs associated with the manufacture and distribution of our synthetic human pheromone consumer products.

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

Internal-Use Software Development Costs

We expense costs as incurred for internal-use software during the preliminary stages of development. Costs incurred during the application development stage are capitalized, subject to their recoverability. All costs incurred after the software has been implemented and is fully operational are expensed as incurred. As of October 31, 2014, we have not capitalized any internal-use software development costs.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was 1,650,869 and 4,887,315 for the three and six months ended October 31, 2014, respectively.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
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

2.            GOING CONCERN

We have incurred a net loss of $4,887,315 for the six months ended October 31, 2014 and have an accumulated deficit of $27,630,037 as of October 31, 2014, and additional debt or equity financing will be required to fund our activities and to support our operations.  However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)
4.            INVENTORY

As of October 31, 2014, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $31,800.

5.            INVESTMENTS

Our investments consist of 714,286 shares of Human Pheromone restricted common stock acquired in January 2012.  These securities are classified as available for sale and are stated at fair value.

6.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2014	April 30, 2014

Furniture, fixtures and office equipment	$33,694	$30,919
Computers, servers and equipment	620,166	558,807
Leasehold improvements	12,382	-
	666,242	589,726
Less: accumulated depreciation	(565,537)	(363,746)

	$100,705	$225,980

Depreciation expense was $59,490 and $63,714 for the six months ended October 31, 2014 and 2013, respectively.

7.             CONCENTRATIONS OF CREDIT RISK

As of October 31, 2014 and 2013, two and four customers accounted for approximately 65% and 50% of our outstanding receivables, respectively. In addition, our top five customers accounted for approximately 45% and 52% of our sales for the six months ended October 31, 2014 and 2013, respectively.

Additionally, Facebook is a significant distribution, marketing, promotion and payment platform for our social games. Approximately 45% of the revenue for the six months ended October 31, 2014 was generated from players who accessed our games through Facebook.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

8.             INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. For the six months ended October 31, 2014 and 2013, we recorded $388,753 and $4,750, respectively, of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		October 31,	April 30,
	Est. Life	2014	2014

Online forums and related websites	Indefinite	$4,862,259	$7,336,771
Trademarks, licensing and branding	5 years	4,065,938	-
		8,928,197	7,336,771
Less: accumulated amortization		(388,753)	-

		$8,539,444	$7,336,771

During the six months ended October 31, 2014, we recorded $4,240,938 of trademarks and branding assets relating to the merger with Plaor. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our valuation estimate.  Offsetting this was $175,000 of certain marks, social media accounts and domain names transferred to Hollywood Casinos LLC as part of  a Settlement Agreement.

During the six months ended October 31, 2014, we entered into a web site purchase agreement to sell the online forum PbNation.com and related website and domain name to VerticalScope, Inc for $1,380,000 in cash.  The cost of the online forums and websites was approximately $2,833,500 and as a result, we recorded a loss on sale of these assets of approximately $1,529,000, after amounts held in escrow and fees of approximately $75,500.

9.            GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As October 31, 2014, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

During the six months ended October 31, 2014, we recorded $1,817,400 of goodwill relating to the merger with Plaor, The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per the management’s valuation estimate.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
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

See also 17. Subsequent Event footnote.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
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

On September 2, 2014, we granted 2,270,000 stock options to employees relating to the Plaor merger in accordance with the CrowdGather, Inc. 2008 Stock Option Plan, exercisable at various dates through September 2023 at fair market value at the date of grant of $0.11 per share to the recipient pursuant to the Plan.

For the six months ended October 31, 2014 and 2013, we recognized $199,000 and $200,000 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the six months ended October 31, 2014:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2014	6,038,750	$0.57	7.89	$3,412,300
Granted	2,270,000	0.11	9.82	249,700
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, October 31, 2014	8,308,750	$0.44	7.85	$3,662,000
Exercisable, October 31, 2014	3,875,938	$0.80	6.15	$3,102,166

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

12.           STOCK OPTIONS (Continued)

                A summary of the status of our unvested shares as of October 31, 2014 is presented below:
	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2014	2,720,002	$0.15
Granted	2,270,000	0.10
Vested	(557,190)	0.28
Forfeited/Expired	-	-

Non-vested balance, October 31, 2014	4,432,812	$0.11

As October 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $420,041, which is expected to be recognized over a weighted-average period of approximately 7.85 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

October 31, 2014

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

13.          COMMITMENTS AND CONTINGENCIES

As of October 31, 2014, we lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on April 30, 2015. Our rent is $3,242 per month.

We also rent approximately 10,000 square feet of office space at 12 Channel Street, Boston, MA 02210. The term of our lease is for six years and expires on July 31, 2020.  Our rent is $14,000 per month.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

14.          SEGMENT INFORMATION

The Company has two (2) principal operating segments, which are (1) forum advertising, and (2) social gaming. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  Interim segment information for sales and related costs for the three and six ended October 31, 2014 was as follows:

	Three Months Ended October 31, 2014	Six Months Ended October 31, 2014
Revenues:
Forum advertising	177,000	$385,500
Social gaming	217,000	415,000
Total revenues	394,000	800,500
Cost of Revenues:
Forum advertising	500	$2,000
Social gaming	147,000	253,000
Total cost of revenues	147,500	255,000
Gross Profit:
Forum advertising	176,500	$383,500
Social gaming	70,000	162,000
Total gross profit	246,500	545,500

15.          PROVISION FOR INCOME TAXES

For the years ended October 31, 2014 and 2013, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of October 31, 2014, we had federal and state net operating loss carry forwards of approximately $20,600,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2034. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of October 31, 2014, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

October 31, 2014
Federal net operating loss (at 34%)	$7,004,000
State net operating loss (at 8.84%)	1,832,040
8,836,040
Less: valuation allowance	(8,836,040)

Net deferred tax assets	$-

Our valuation allowance increased by $1,036,040 for the six months ended October 31, 2014.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

16.           CONVERTIBLE NOTE PAYABLE AND DERIVATIVE LIABILITY

On October 20, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $154,000. The Note was signed as of October 20, 2014 and was funded on October 22, 2014, with the Company receiving $150,000 of net proceeds after payment of KBM's legal fees. The Note bears interest at the rate of 8% per annum, is due and payable on July 21, 2015, and may be converted by KBM at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

The conversion feature of the Note meets the definition of a derivative under ASC 815 and requires bifurcation and is accounted for as a separate embedded derivative.  The Company has estimated the fair market value of the embedded derivative of the Note as the difference between the fair market value of the Note with the conversion feature and the fair market value of the Note without the conversion feature associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the Note with the conversion feature, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the Note without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a one year Treasury note of 0.10% and expected volatility of the Company’s common stock all as of the measurement dates from 136.6% - 139.3%.  As such, the $154,000 principal of debt was issued net of $5,000 debt origination costs and $79,851 initial fair value of the embedded derivative. The embedded derivative was recorded on the balance sheet as a derivative liability at its estimated fair value of $79,851 and created a discount on the debt that will be amortized over the life of the debt using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative.  The gain for the period ended October 31, 2014 was $2,442.

17.          SUBSEQUENT EVENT

Note and Warrant Purchase Agreements

On November 20, 2014 and November 21, 2014, we entered into two Note and Warrant Purchase Agreements  with two investors (“Investors”) providing for the purchase of Secured Promissory Notes (“Notes”) in the aggregate principal amount of $250,000 and warrants to purchase an aggregate amount of 1,250,000 shares of our common stock (the “Warrants”). The Notes were issued on November 20, 2014 and November 21, 2014, respectively. The Notes bear interest at the rate of 12% per annum and are due and payable one year from the date of issuance. The Warrants grant the Investors the right to purchase five shares of our common stock for every one dollar of principal of the Notes purchased by the Investors at an exercise price equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on November 20, 2014 and November 21, 2014, respectively. In connection with the issuance of the Notes, we entered into a security agreement with the Investors to secure the timely payment and performance in full of our obligations pursuant to the Notes.

Exchange Agreements

On December 1, 2014, we entered into a separate exchange agreement with each holder (collectively, the “Holders”) of (i) shares of our Series B Preferred Stock (“Preferred Stock”), and (ii) warrants to purchase 10,000,000 shares of common stock issued in connection with the Preferred Stock (the “Old Warrants”) pursuant to which we shall issue Secured Promissory Notes (“Exchange Notes”) in the aggregate principal amount of $1,100,000 and warrants to purchase 5,500,000 shares of our common stock (the “Exchange Warrants”) to the Holders in the amounts as specified in the separate Exchange Agreements in exchange for all of the issued and outstanding Preferred Stock and all of the Old Warrants held by the Holders. Following the consummation of the transactions contemplated by each Exchange Agreement, the Preferred Stock and Old Warrants are no longer outstanding, and we removed from reservation 30,000,000 shares of common stock underlying the Preferred Stock and Old Warrants. The Exchange Warrants grant the Holders the right to purchase five shares of our common stock for every one dollar of principal of the Exchange Notes issued to the Holders at an exercise price equal to $0.11 per share.  The Exchange Warrants have an exercise term equal to five years and are exercisable commencing on December 3, 2014. In connection with the issuance of the Exchange Notes, we entered into a security agreement with the Holders to secure the timely payment and performance in full of our obligations pursuant to the Exchange Notes.

Additional Note and Warrant Purchase Agreement

On December 2, 2014, we entered a Note and Warrant Purchase Agreement with one investor providing for the purchase of a Secured Promissory Note (“Note”) in the principal amount of $200,000 and warrants to purchase 1,000,000 shares of our common stock (the “Warrants”). The Note was issued and funded on December 2, 2014. The Note bears interest at the rate of 12% per annum and is due and payable one year from the date of issuance. The Warrants grant the investor the right to purchase five shares of our common stock for every one dollar of principal of the Note purchased by the investor at an exercise price of $0.11 per share which is equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on the date of issuance. In connection with the issuance of the Note, we entered into a security agreement with the investor to secure the timely payment and performance in full of our obligations pursuant to the Note.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended October 31, 2014.

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

Performance Metrics

Management regularly reviews the following key metrics in the assessment of our current performance, to evaluate our business, and in the preparation of reports and formation of strategic decisions.

Bookings

Bookings is a non-GAAP financial measure we used in both the social gaming and forums operations.  Social gaming bookings are equal to (1) social gaming revenue recognized during the period plus (2) the change in social gaming deferred revenue during the period plus (3) social gaming platform transaction fees for virtual goods sales accrued during the period. Platform transaction fees include fees paid to online transation platforms such as Google and Apple.  Generally those fees are 30% of the transaction amount. We record the sale of virtual goods as deferred revenue and then recognize that revenue over the estimated average life of the purchased virtual goods or as the virtual goods are consumed.  We also include in bookings our revenue from forum operations including advertising revenue.  Forum bookings are generally equal to recognized forum revenue for a period. Bookings, as opposed to revenue, is the fundamental top-line metric we use to manage our business, as we believe it is a better indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

We use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with US GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

Three Months Ended Oct. 31, 2014
Bookings to Revenue Reconciliation:
Forum Revenue	177,000
Social Gaming Revenue	$216,629
Changes to Social Gaming Deferred Revenue	151,261
Changes to Deferred Allowance for Social Gaming Refunds and Charge-backs	5,397
Social Gaming Transaction Fees	149,000
Bookings	$699,287

Key Performance Metrics Specific to Social Gaming

DAU

We define DAU, Daily Active Users, as the number of unique players who have played Mega Fame Casino during any given day.  Where possible we attempt to count only unique players across all supported platforms.  For example, a single player accessing Mega Fame Casino twice during a given day, once from a desktop platform and once from a mobile platform would be counted as a single DAU under this metric.

MAU

We define MAU, Monthly Active Users, as the number of unique players who have plated Mega Fame Casino during a given 30-day period ending with the measurement date.  Similarly to DAU, we attempt to count players accessing Mega Fame Casino multiple times within a given 30-day period from different platforms as a single MAU.

DUP

We define DUP, Daily Unique Players, as the number of unique players making a payment within Mega Fame Casino within a given day.  Where a single payer has made multiple payments on different platforms, for example Facebook and Apple, we count that payer only once under this metric.

MUP

We define MUP, Monthly Unique Players, as the number of unique players making a payment within Mega Fame Casino within a given 30-day period.  Where a single payer has made multiple payments on different platforms within a 30-day period, for example Facebook and Apple, we count that payer only once under this metric.

ABPU

ABPU, Average Bookings Per User, is a fundamental metric we calculate in the following way: (1) Total Social Gaming Bookings in a given period, divided by (2) the number of days in that period, divided by (3) the average DAU during the measurement period.  We believe ABPU provides useful information to investors and other for the evaluation and assessment of our social game performance in a given period.  Management utilizes the metric on a nearly constant basis to understand and measure the effectiveness of new features, events, and the general health of Mega Fame Casino.

Social Gaming Performance Metrics	Three Months Ended Oct. 31, 2014
Average Daily Bookings	$5,740
Bookings per DAU	$.24
Average DAU	24,154
Average MAU	118,727
Average DUP	287
Average MUP	2,567

Taken together we believe bookings, DAU, MAU, DUP, MUP, and ABPU reflect a key data set for the understanding and management of Mega Fame Casino.  Our managers, developers, and product managers focus on these metrics to measure and improve the overall economic value of various elements within the social game experience.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2014, together with notes thereto, which are included in this report.

For the three months ended October 31, 2014, as compared to the three months ended October 31, 2013.

Results of Operations

Revenues and Gross Profit. We realized revenues of $393,734 for the three months ended October 31, 2014, as compared to revenues of $425,348 for the three months ended October 31, 2013.  The variance between comparable periods is primarily due to an increase of approximately $217,000 of social gaming revenue relating to the merger with Plaor. Offsetting this increase was reduced forum advertising revenue of approximately $248,000 primarily due to the sale of certain forum properties during the 4th quarter of fiscal 2014 and 1st quarter of fiscal 2015.

Our cost of revenue for the three months ended October 31, 2014 was $147,445, as compared to cost of revenue of $1,868 for the three months ended October 31, 2013.  The increase of approximately $ 145,000 in directly attributable to the platform fees relating to our social games and hosting and data center costs related to operating our online games, royalty fees and expenses for hosting celebrity events, primarily appearance and facility fees.

Our gross profit for the three months ended October 31, 2014 was $246,289 as compared to gross profit of $423,480 for the three months ended October 31, 2013.

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

Operating Expenses. For the three months ended October 31, 2014, our total operating expenses were $1,885,851, as compared to total operating expenses of $1,212,617 for the three months ended October 31, 2013. Payroll and related expenses increased by $250,767 from $322,874 for the three months ended October 31, 2013 to $573,641 for the three months ended October 31, 2014 as a result of approximately $425,000 in payroll expenses related to the merger with Plaor offset by a $175,000 decrease in compensation expenses related to our fiscal 2014 expense reduction plan.  Stock based compensation decreased by $220,600 from $320,600 for the three months ended October 31, 2013 to $100,000 for the three months ended October 31, 2014.  We also had an increase in general and administrative expenses of $733,093 from $429,117 for the three months ended October 31, 2013 to $1,162,210 for the three months ended October 31, 2014, as a result of approximately $550,000 of advertising and operating expenses and approximately $175,000 of amortization expenses relating to the intangible assets resulting from the merger with Plaor.  Additionally, we recorded a $50,000 legal settlement and related expenses.

Other Income (Expense.) For the three months ended October 31, 2014, we had other expense of $11,307 as compared to other expense of $841 for the three months ended October 31, 2013, which primarily consists of net interest expense offset by the change in fair value of derivative liability of $2,442.

Net Loss. For the three months ended October 31, 2014, our net loss was $1,650,869, as compared to a net loss of $789,978 for the three months ended on October 31, 2013.  The overall increase of approximately $860,000 in our net loss is related to the factors as discussed above.

For the six months ended October 31, 2014, as compared to the six months ended October 31, 2013.

Results of Operations

Revenues and Gross Profit. We realized revenues of $800,324 for the six months ended October 31, 2014, as compared to revenues of $837,039 for the six months ended October 31, 2013.  The variance between comparable periods is primarily due to an increase of approximately $415,000 of social gaming revenue relating to the merger with Plaor for the period from the acquisition date of May 19, 2014 to October 31, 2014. Offsetting this increase was reduced forum advertising revenue of approximately $452,000 primarily due to the sale of certain forum properties during the 4th quarter of fiscal 2014 and 1st quarter of fiscal 2015.

Our cost of revenue for the six months ended October 31, 2014 was $254,914, as compared to cost of revenue of $2,622 for the six months ended October 31, 2013.  The increase of approximately $252,000 in directly attributable to the platform fees relating to our social games and hosting and data center costs related to operating our online games, royalty fees and expenses for hosting celebrity events, primarily appearance and facility fees.

Our gross profit for the six months ended October 31, 2014 was $545,410 as compared to gross profit of $834,417 for the six months ended October 31, 2013.

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

Operating Expenses. For the six months ended October 31, 2014, our total operating expenses were $5,420,859, as compared to total operating expenses of $2,045,324 for the six months ended October 31, 2013. Payroll and related expenses increased by $575,519 from $671,164 for the six months ended October 31, 2013 to $1,246,683 for the six months ended October 31, 2014 as a result of approximately $875,000 in payroll expenses related to the merger with Plaor offset by a $300,000 decrease in compensation expenses related to our fiscal 2014 expense reduction plan.  Stock based compensation decreased by $231,600 from $430,600 for the six months ended October 31, 2013 to $199,000 for the six months ended October 31, 2014.  We also had an increase in general and administrative expenses of $1,592,380 from $803,534 for the six months ended October 31, 2013 to $2,395,914 for the six months ended October 31, 2014, as a result of approximately $1,150,000 of advertising and operating expenses and approximately $350,000 of amortization expenses relating to the intangible assets resulting from the merger with Plaor.  Additionally, we recorded a $1,529,262 loss on the disposal of assets relating to the sale of the PbNation.com and associated forums, and a $50,000 legal settlement and related expenses.

Other Income (Expense.) For the six months ended October 31, 2014, we had other expense of $11,066 as compared to other expense of $4,025 for the six months ended October 31, 2013, which primarily consists of  net interest expense offset by the change in fair value of derivative liability of $2,442.

Net Loss. For the six months ended October 31, 2014, our net loss was $4,887,315, as compared to a net loss of $1,214,932 for the six months ended on October 31, 2013.  The overall increase of approximately $3,670,000 in our net loss is related to the factors as discussed above.

Liquidity and Capital Resources. Our total assets were $11,129,072 as of October 31, 2014, which consisted of cash of $239,203, accounts receivable of $289,890, investments of $21,480, inventory of $31,800, prepaid expenses and deposits of $89,151, property and equipment with a net value of $100,705, intangible and other assets with a net value of $8,539,443, represented by our domain names and other intellectual property owned, and goodwill of $1,817,400 related to our acquisition of Plaor.

Our current liabilities as of October 31, 2014, totaled $1,719,673, which is comprised of accounts payable of $190,392, line of credit of $262,684, deferred revenue of $566,638, accrued vacation of $97,910, convertible note payable of $74,642, derivative liability foe the conversion feature of the convertible note of $77,409 and other accrued liabilities of $449,998.   We had no other liabilities and no long-term commitments or contingencies at October 31, 2014.

As of October 31, 2014, we had cash of $239,203. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. The period for which our existing financial resources as well as the financial resources necessary to support our operations involves risks and uncertainties and could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising and social gaming businesses, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions. We remain optimistic about our ability to reduce costs and our net cash burn rate further and are concentrating on optimizing our network of forum properties and social casino games.  However, in addition to generating revenues from our current operations, we will need to raise additional capital to sustain our operations and expand our business to the point at which we are able to operate profitably.

On October 20, 2014, we entered into a securities purchase agreement with an investor providing for the purchase of a convertible promissory note (“Note”) in the aggregate principal amount of $154,000. The Note bears interest at the rate of 8% per annum, is due and payable on July 21, 2015, and may be converted by the investor at any time after 180 days of the date of closing into shares of our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The Note’s covenants include, but are not limited to: (i) requirements to reserve shares issuable for payment of the outstanding balance on the convertible note, (ii) restrictions on incurring certain types of additional debt and making distributions on capital stock, and (iii) restrictions on stock repurchases, selling assets and making unapproved advances and loans. A breach of any of these covenants could result in a default under the Note.

On November 20, 2014, November 21, 2014 and December 2, 2014, we entered into three note and warrant purchase agreements with three investors providing for the purchase of secured promissory notes (“Secured Notes”) in the aggregate principal amount of $450,000 and warrants to purchase an aggregate amount of 2,250,000 shares of our common stock. The Secured Notes bear interest at the rate of 12% per annum and are due and payable one year from the date of issuance. The warrants grant the investors the right to purchase five shares of our common stock for every one dollar of principal of the Secured Notes purchased by the investors at an exercise price equal to 110% of the closing price of our common stock on the date of investment. The warrants have an exercise term equal to five years and are exercisable commencing on November 20, 2014 and November 21, 2014 and December 2, 2014, respectively. In connection with the issuance of the Secured Notes, we entered into a security agreement with the investors to secure the timely payment and performance in full of our obligations pursuant to the Secured Notes.

On December 1, 2014, we entered into a separate exchange agreement with each holder (collectively, the “Holders”) of (i) shares of our Series B Preferred Stock (“Preferred Stock”), and (ii) warrants to purchase 10,000,000 shares of common stock issued in connection with the Preferred Stock (the “Old Warrants”) pursuant to which we shall issue Secured Promissory Notes (“Exchange Notes”) in the aggregate principal amount of $1,100,000 and warrants to purchase 5,500,000 shares of our common stock (the “Exchange Warrants”) to the Holders in the amounts as specified in the separate Exchange Agreements in exchange for all of the issued and outstanding Preferred Stock and all of the Old Warrants held by the Holders. Following the consummation of the transactions contemplated by each Exchange Agreement, the Preferred Stock and Old Warrants are no longer outstanding, and we removed from reservation 30,000,000 shares of common stock underlying the Preferred Stock and Old Warrants. The Exchange Warrants grant the Holders the right to purchase five shares of our common stock for every one dollar of principal of the Exchange Notes issued to the Holders at an exercise price equal to $0.11 per share.  The Exchange Warrants have an exercise term equal to five years and are exercisable commencing on December 3, 2014. In connection with the issuance of the Exchange Notes, we entered into a security agreement with the Holders to secure the timely payment and performance in full of our obligations pursuant to the Exchange Notes.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2014.

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

On July 28, 2014, Plaor entered into a Settlement Agreement (the “Settlement Agreement”) with Hollywood Casinos LLC (“HC”) for the settlement of litigation relating to the use of certain marks, social media accounts and domain names incorporating the term “hollywood” (collectively, the “Hollywood Domains”)  in the case entitled   Plaor LLC v. Hollywood Casinos, LLC  (the “Litigation Matter”). Under the terms of the Settlement Agreement, HC has agreed to pay to Plaor $175,000 in exchange for all of Plaor’s and the Company’s rights, titles and interests to the Hollywood Domains and in full settlement of all claims in the Litigation Matter.  The parties to the Settlement Agreement have filed a joint stipulation of dismissal of the Litigation Matter with respect to the Company, Plaor and HC and released each other from all claims related to the Litigation Matter.

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

CrowdGather, Inc., a Nevada corporation

December 15, 2014	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

December 15, 2014	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss Chief Financial Officer (Principal Financial and Accounting Officer)