Form 10-Q
period 2015-01-31
CrowdGather, Inc.
filed 2015-03-17
CIK 1328670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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

As of March 9, 2015, there were 117,033,509 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JANUARY 31, 2015 (UNAUDITED)	APRIL 30, 2014
ASSETS
Current assets
Cash	$249,903	$546,158
Accounts receivable	264,199	130,709
Investments	21,480	21,480
Inventory	31,770	31,913
Prepaid expenses and deposits	63,995	48,652

Total current assets	631,347	778,912

Property and equipment, net of accumulated depreciation of $589,483 and $493,887, respectively	76,759	130,518

Intangible and other assets, net of accumulated amortization of $600,800 and $-0-, respectively	8,327,396	7,336,771
Goodwill	1,817,400	-

Total assets	$10,852,902	$8,246,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$201,637	$8,000
Line of credit	339,852	-
Deferred revenue	568,606	-
Accrued vacation	96,429	44,078
Other accrued liabilities	488,543	154,746
Convertible note payable, net of discount	168,834	-
Derivative liabilities	788,649	-
Notes Payable, net of discount	900,517	-
Total current liabilities	3,553,067	206,824

Stockholders’ equity
Convertible Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding, respectively	-	1,000,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 117,033,509 and 61,657,708 issued and outstanding, respectively	117,033	61,658
Additional paid-in capital	36,481,223	29,748,961
Accumulated deficit	(29,269,901)	(22,742,722)
Accumulated other comprehensive loss	(28,520)	(28,520)

Total stockholders’ equity	7,299,835	8,039,377

Total liabilities and stockholders’ equity	$10,852,902	$8,246,201

See accompanying notes to financial statements.

CROWDGATHER, INC.
   CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Revenue	$690,507	$446,201	$1,490,831	$1,283,240

Cost of revenue	173,564	703	428,478	3,325

Gross profit	516,943	445,498	1,062,353	1,279,915

Operating expenses
Payroll and related expenses	518,615	269,118	1,765,298	940,282
Stock based compensation	118,000	132,000	317,000	562,600
General and administrative	980,936	382,134	3,376,850	1,185,668
Loss on disposal of assets	-	-	1,529,262	-
Legal settlements, net	-	-	50,000	-
Impairment of intangible assets	-	-	-	140,026
Total operating expenses	1,617,551	783,252	7,038,410	2,828,576

Loss from operations	(1,100,608)	(337,754)	(5,976,057)	(1,548,661)

Other income (expense)
Interest expense, net	(34,009)	(843)	(47,517)	(4,868)
Change in fair value of derivative liabilities	(505,249)	-	(502,807)	-
Total other income (expense)	(539,258)	(843)	(550,324)	(4,868)

Net loss before provision for income taxes	(1,639,866)	(338,597)	(6,526,381)	(1,553,529)

Provision for income taxes	-	-	800	800

Net loss	$(1,639,866)	$(338,597)	$(6,527,181)	$(1,554,329)

Weighted average shares outstanding- basic and diluted	116,842,747	61,101,632	113,014,884	59,621,777

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.03)

See accompanying notes to financial statements.

CROWDGATHER, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 AND 2014
UNAUDITED

	2015	2014
Cash flows from operating activities:
Net loss	$(6,527,181)	$(1,554,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684,235	140,026
Stock-based compensation	317,000	103,750
Loss on disposal of assets	1,529,262	562,600
Change in fair value of derivative liabilities	502,807
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(43,603)	(13,627)
Decrease in inventory	143	1,186
(Increase) decrease in prepaid expenses and deposits	15,768	5,577
Increase in accounts payable and accrued liabilities	946,493	2,043

Net cash used in operating activities	(2,575,076)	(752,774)

Cash flows from investing activities:
Proceeds from sale of intangible assets, net of fees	1,430,847	-
Purchase of property and equipment	(12,384)	(22,968)
Net cash provided by investing activities	1,418,463	(22,968)

Cash flows from financing activities:
Cash account acquired with the purchase of subsidiary	102,358	-
Proceeds from the issuance of debt	758,000	-
Proceeds from the issuance of preferred stock	-	700,000
Payments on capital lease obligations	-	(97,559)

Net cash provided by financing activities	860,358	602,441

Net increase (decrease) in cash	(296,255)	(173,301)
Cash, beginning of period	546,158	375,512
Cash, end of period	$249,903	$202,211

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$5,027
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$27,538	$-
Stock-based compensation	$317,000	$562,600
Accounts payable and accrued liabilities assumed for acquisition of Plaor, Inc.	$232,000	$-
Stock issued for the acquisition of Plaor, Inc.	$6,058,338	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2015, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2014, included in our annual report on Form 10-K.

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
JANUARY 31, 2015
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
JANUARY 31, 2015
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

Internal-Use Software Development Costs

We expense costs as incurred for internal-use software during the preliminary stages of development. Costs incurred during the application development stage are capitalized, subject to their recoverability. All costs incurred after the software has been implemented and is fully operational are expensed as incurred. As of January 31, 2015, we have not capitalized any internal-use software development costs.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was $1,639,866 and 6,527,181 for the three and nine months ended January 31, 2015, respectively.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

2.            GOING CONCERN

We have incurred a net loss of $6,527,181 for the nine months ended January 31, 2015 and have an accumulated deficit of $29,269,901 as of January 31, 2015, and additional debt or equity financing will be required to fund our activities and to support our operations.  However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

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

3.            ACQUISITION

On May 19, 2014, we completed a merger agreement for 100% of the issued and outstanding common stock of Plaor, Inc. (Plaor), a social gaming company, pursuant to which Plaor survived as our wholly-owned subsidiary (“Merger”). The Company issued 55,075,801 shares of its $0.01 par value common stock to the shareholders of Plaor. These shares were valued for the Company's accounting purposes at $0.11 per share which represented the closing share price of the Company’s stock on May 19, 2014. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per the Company’s valuation estimate as follows:

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)
4.            INVENTORY

As of January 31, 2015, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $31,770.

5.            INVESTMENTS

Our investments consist of 714,286 shares of Human Pheromone restricted common stock acquired in January 2012.  These securities are classified as available for sale and are stated at fair value.

6.            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2015	April 30, 2014

Furniture, fixtures and office equipment	$33,694	$30,919
Computers, servers and equipment	620,166	558,807
Leasehold improvements	12,382	-
	666,242	589,726
Less: accumulated depreciation	(589,483)	(363,746)

	$76,759	$225,980

Depreciation expense was $83,435 and $98,999 for the nine months ended January 31, 2015 and 2014, respectively.

7.             CONCENTRATIONS OF CREDIT RISK

As of January 31, 2015 and 2014, our top five customers accounted for approximately 88% and 56% of our outstanding receivables, respectively. In addition, our top five customers accounted for approximately 77% and 37% of our sales for the nine months ended January 31, 2015 and 2014, respectively.

Additionally, Facebook is a significant distribution, marketing, promotion and payment platform for our social games. Approximately 55% of the revenue for the nine months ended January 31, 2015 was generated from players who accessed our games through Facebook.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

8.             INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. For the nine months ended January 31, 2015 and 2014, we recorded $600,800 and $4,750, respectively, of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		January 31,	April 30,
	Est. Life	2015	2014

Online forums and related websites	Indefinite	$4,862,258	$7,336,771
Trademarks, licensing and branding	5 years	4,065,938	-
		8,928,196	7,336,771
Less: accumulated amortization		(600,800)	-

		$8,327,396	$7,336,771

During the nine months ended January 31, 2015, we recorded $4,240,938 of trademarks and branding assets relating to the merger with Plaor. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our valuation estimate.  Offsetting this was $175,000 of certain marks, social media accounts and domain names transferred to Hollywood Casinos LLC as part of a settlement agreement.

During the nine months ended January 31, 2015, we entered into a web site purchase agreement to sell the online forum PbNation.com and related website and domain name to VerticalScope, Inc for $1,380,000 in cash.  The cost of the online forums and websites was approximately $2,833,500 and as a result, we recorded a loss on sale of these assets of approximately $1,529,000, after amounts held in escrow and fees of approximately $75,500.

9.            GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As January 31, 2015, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

During the nine months ended January 31, 2015, we recorded $1,817,400 of goodwill relating to the merger with Plaor, The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our management’s valuation estimate.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)
10.          PREFERRED SERIES B STOCK (Continued)

Exchange Agreements

On December 1, 2014, we entered into a separate exchange agreement with each holder (collectively, the “Holders”) of (i) shares of our Series B Preferred Stock (“Preferred Stock”), and (ii) warrants to purchase 10,000,000 shares of common stock issued in connection with the Preferred Stock (the “Old Warrants”) pursuant to which we issued Secured Promissory Notes (“Exchange Notes”) in the aggregate principal amount of $1,100,000 and warrants to purchase 5,500,000 shares of our common stock (the “Exchange Warrants”) to the Holders in the amounts as specified in the separate Exchange Agreements in exchange for all of the issued and outstanding Preferred Stock and all of the Old Warrants held by the Holders. Following the consummation of the transactions contemplated by each Exchange Agreement, the Preferred Stock and Old Warrants were no longer outstanding, and we removed from reservation 30,000,000 shares of common stock underlying the Preferred Stock and Old Warrants. The Exchange Warrants grant the Holders the right to purchase five shares of our common stock for every one dollar of principal of the Exchange Notes issued to the Holders at an exercise price equal to $0.11 per share.  The Exchange Warrants have an exercise term equal to five years and are exercisable commencing on December 3, 2014. In connection with the issuance of the Exchange Notes, we entered into a security agreement with the Holders to   secure the timely payment and performance in full of our obligations pursuant to the Exchange Notes.

11.           COMMON STOCK

On May 19, 2014, we completed a merger agreement for 100% of the issued and outstanding common stock of Plaor, Inc. (Plaor), a social gaming company, pursuant to which Plaor survived as our wholly-owned subsidiary (“Merger”). We issued 55,075,801 shares of our $0.01 par value common stock to the shareholders of Plaor.  These shares were valued for accounting purposes at $0.11 per share which represented the closing share price on the closing date of the Merger.

On November 25, 2014 we issued 300,000 shares of common stock to an unrelated party in payment of a service agreement.  The agreement expires on May 22, 2015.  The fair market value of the shares was $27,000.  $9,000 remains as a prepaid expense as of January 31, 2015 and the remaining $18,000 was expensed during the nine months ended January 31, 2015 as stock based compensation.

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

For the nine months ended January 31, 2015 and 2014, we recognized $299,000 and $298,000 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

12.          STOCK OPTIONS (Continued)

Stock option activity was as follows for the nine months ended January 31, 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2014	6,038,750	$0.57	7.89	$3,412,300
Granted	2,270,000	0.11	9.57	249,700
Forfeited/Expired	-	-	-	-
Exercised	-	-	-	-

Outstanding, January 31, 2015	8,308,750	$0.44	7.59	$3,662,000
Exercisable, January 31, 2015	4,164,375	$0.77	6.02	$3,208,369

                A summary of the status of our unvested shares as of January 31, 2015 is presented below:
	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, May 1, 2014	2,720,002	$0.15
Granted	2,270,000	0.10
Vested	(845,627)	0.27
Forfeited/Expired	-	-

Non-vested balance, January 31, 2015	4,144,375	$0.09

As January 31, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $339,830 which is expected to be recognized over a weighted-average period of approximately 7.59 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

January 31, 2015

Risk-free interest rate	0.00% to 0.50%
Expected volatility	150.00%
Expected option life (in years)	4.00
Expected dividend yield	0.00

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels of our public company peer group. The expected option life of each award granted was calculated using the “simplified method” in accordance with ASC 718.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

13.          COMMITMENTS AND CONTINGENCIES

As of January 31, 2015, we lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on July 31, 2015. Our rent is $3,242 per month.

We also rent approximately 10,000 square feet of office space at 12 Channel Street, Boston, MA 02210. The term of our lease is for six years and expires on July 31, 2020.  Our rent is $14,000 per month.

14.          SEGMENT INFORMATION

The Company has two (2) principal operating segments, which are (1) forum advertising, and (2) social gaming. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  Interim segment information for sales and related costs for the three and nine ended January 31, 2015 was as follows:

	Three Months Ended January 31, 2015	Nine Months Ended January 31, 2015
Revenues:
Forum advertising	143,000	$528,000
Social gaming	548,000	963,000
Total revenues	691,000	1,491,000
Cost of Revenues:
Forum advertising	1,000	$3,000
Social gaming	173,000	426,000
Total cost of revenues	174,000	429,000
Gross Profit:
Forum advertising	142,000	$525,000
Social gaming	375,000	537,000
Total gross profit	517,000	1,062,000

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

15.          PROVISION FOR INCOME TAXES

For the years ended January 31, 2015 and 2014, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of January 31, 2015, we had federal and state net operating loss carry forwards of approximately $20,500,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2035. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of January 31, 2015, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

January 31, 2015
Federal net operating loss (at 34%)	$6,970,000
State net operating loss (at 8.84%)	1,810,000
8,780,000
Less: valuation allowance	(8,780,000)

Net deferred tax assets	$-

Our valuation allowance increased by $980,000 for the nine months ended January 31, 2015.

16.            NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible Notes

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

In addition on January 23, 2015, we entered into a similar Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $154,000. The Note was signed as of January 23, 2015 and was funded on January 23, 2015, with the Company receiving $150,000 of net proceeds after payment of KBM's legal fees. The Note bears interest at the rate of 8% per annum, is due and payable on October 16, 2015, and may be converted by KBM at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

16.            NOTES PAYABLE AND DERIVATIVE LIABILITIES (Continued)

Convertible Notes (Continued)

The conversion features of the Convertible Notes meet the definition of a derivative under ASC 815 and require bifurcation and are accounted for as separate embedded derivatives.  The Company has estimated the fair market value of the embedded derivatives of the Notes as the difference between the fair market value of the Notes with the conversion feature and the fair market value of the Notes without the conversion feature associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the Notes with the conversion feature, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the Notes without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a one year Treasury note of 0.10% and expected volatility of the Company’s common stock all as of the measurement dates from 136.6% - 160.7%.  As such, the $308,000 principal of debt was issued net of $10,000 debt origination costs and $139,746 initial fair value of the embedded derivatives. The embedded derivatives were recorded on the balance sheet as derivative liabilities at its estimated fair value of $139,746 and created a discount on the debt that will be amortized over the life of the debt using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative.  The gain for the period ended January 31, 2015 was $70,439.

Notes and Warrant Purchase Agreements

On November 20, 2014 and November 21, 2014, we entered into two Note and Warrant Purchase Agreements  with two investors (“Investors”) providing for the purchase of Secured Promissory Notes (“Notes”) in the aggregate principal amount of $250,000 and warrants to purchase an aggregate amount of 1,250,000 shares of our common stock (the “Warrants”). The Notes were issued on November 20, 2014 and November 21, 2014, respectively. The Notes bear interest at the rate of 12% per annum and are due and payable one year from the date of issuance. The Warrants grant the Investors the right to purchase five shares of our common stock for every one dollar of principal of the Notes purchased by the Investors at an exercise price equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on November 20, 2014 and November 21, 2014, respectively. In connection with the issuance of the Notes, we entered into a security agreement with the Investors to secure the timely payment and performance in full of our obligations pursuant to the Notes .

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

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

16.            NOTES PAYABLE AND DERIVATIVE LIABILITIES (Continued)

Notes and Warrant Purchase Agreements (Continued)

The conversion features of the Notes and Warrants meet the definition of a derivative under ASC 815 and require bifurcation and are accounted for as separate embedded derivatives.  The Company has estimated the fair market value of the embedded derivatives of the Notes as the difference between the fair market value of the Notes with the conversion features and the fair market value of the Notes without the conversion feature associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the Notes with the conversion features, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the Notes without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a one year Treasury note of 0.10% and expected volatility of the Company’s common stock all as of the measurement dates from 143.1% - 148.3%.  As such, the $450,000 principal of debt was issued and $207,582 initial fair value of the embedded derivatives. The embedded derivatives were recorded on the balance sheet as derivative liabilities at its estimated fair value of $207,582 and created a discount on the debt that will be amortized over the life of the debt using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative.  The loss for the period ended January 31, 2015 was $165,361.

Exchange Notes and Warrant Purchase Agreements

On December 1, 2014, we entered into a separate exchange agreement with each holder (collectively, the “Holders”) of (i) shares of our Series B Preferred Stock (“Preferred Stock”), and (ii) warrants to purchase 10,000,000 shares of common stock issued in connection with the Preferred Stock (the “Old Warrants”) pursuant to which we issued Secured Promissory Notes (“Exchange Notes”) in the aggregate principal amount of $1,100,000 and warrants to purchase 5,500,000 shares of our common stock (the “Exchange Warrants”) to the Holders in the amounts as specified in the separate Exchange Agreements in exchange for all of the issued and outstanding Preferred Stock and all of the Old Warrants held by the Holders. Following the consummation of the transactions contemplated by each Exchange Agreement, the Preferred Stock and Old Warrants were no longer outstanding, and we removed from reservation 30,000,000 shares of common stock underlying the Preferred Stock and Old Warrants. The Notes bear interest at the rate of 12% per annum and are due and payable one year from the date of issuance.  The Exchange Warrants grant the Holders the right to purchase five shares of our common stock for every one dollar of principal of the Exchange Notes issued to the Holders at an exercise price equal to $0.11 per share.  The Exchange Warrants have an exercise term equal to five years and are exercisable commencing on December 3, 2014. In connection with the issuance of the Exchange Notes, we entered into a security agreement with the Holders to secure the timely payment and performance in full of our obligations pursuant to the Exchange Notes.

The conversion features of the Exchange Notes and Warrants meet the definition of a derivative under ASC 815 and require bifurcation and are accounted for as separate embedded derivatives.  The Company has estimated the fair market value of the embedded derivatives of the Notes as the difference between the fair market value of the Notes with the conversion features and the fair market value of the Notes without the conversion features associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the Notes with the conversion features, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the Notes without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a one year Treasury note of 0.10% and expected volatility of the Company’s common stock all as of the measurement dates from 143.1% - 148.1%.  As such, the $1,100,000 principal of debt was issued and $512,030 initial fair value of the embedded derivatives. The embedded derivatives were recorded on the balance sheet as derivative liabilities at its estimated fair value of $512,030 and created a discount on the debt that will be amortized over the life of the debt using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative.  The loss for the period ended January 31, 2015 was $407,886.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

17.           SUBSEQUENT EVENTS

Equity Purchase Agreement

On January 30, 2015, the Company entered into an Equity Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Rights Agreement “) with Aladdin Trading, LLC (“Aladdin”) pursuant to which Aladdin has agreed to provide the Company with up to $1,400,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, we can deliver puts to Aladdin under the Equity Purchase Agreement under which Aladdin will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $1,400,000 less the investment amount received by us from all prior puts, if any. Puts may be delivered by us to Aladdin until the earlier of December 31, 2015, or the date on which Aladdin has purchased an aggregate of $1,400,000 of put shares. The number of shares of our common stock that Aladdin will purchase pursuant to each put notice (“Put Shares”) will be determined by dividing the investment amount specified in the put by the purchase price. The purchase price per share of common stock will be set at sixty (60%) of the Market Price for our common stock with Market Price being defined as the volume weighted average trading price for our common stock during the three consecutive trading days immediately following the date of our put notice to Aladdin (the “Pricing Period”). There is no minimum amount that we can put to Aladdin at any one time. On the put notice date, we are required to deliver put shares (“Estimated Put Shares”) to Aladdin in an amount determined by dividing the closing price on the trading day immediately preceding the put notice date multiplied by 60% and Aladdin is required to simultaneously deliver to us the investment amount indicated on the put notice. At the end of the Pricing Period, when the purchase price is established and the number of Put Shares for a particular put is determined, Aladdin must return to us any excess Put Shares provided as Estimated Put Shares or alternatively we must deliver to Aladdin any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the Pricing Period, we must also return to Aladdin any excess related to the investment amount previously delivered to us. Pursuant to the Equity Purchase Agreement, Aladdin and its affiliates will not be issued shares of our common stock that would result in Aladdin’s beneficial ownership equaling more than 9.99% of our outstanding common stock. Pursuant to the Registration Rights Agreement, we will be registering 17,500,000 shares of our common stock for issuance to and sale by Aladdin pursuant to the Equity Purchase Agreement.

Note and Warrant Purchase Agreement

On February, 13, 2015, the Company entered into a Note Purchase Agreement with Iconic Holdings, LLC (“Iconic”) providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $108,000. On February, 13, 2015, the Note was funded and the Company received $100,000 with $8,000 retained by Iconic through an original issue discount for due diligence and legal expenses related to this transaction. The Note bears interest at the rate of 8% per annum, is due and payable on February 13, 2016. Iconic shall have the right to convert any unpaid sums into common stock of the Company at the rate of 60% of the lowest trading price reported in the 15 days prior to date of conversion, subject to adjustment as described in the Note. The Note also provides that Iconic will not be permitted to convert any portion of the note if the number of shares of the Company’s common stock beneficially owned by Iconic and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock.

During the first 180 days following the date of the Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the Note, together with any other amounts we may owe the holder under the terms of the Note, at a graduating premium ranging from 105% to 135% of face value. After this initial 180 day period, the Company does not have a right to prepay the note without written consent from Iconic. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

CROWDGATHER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

17.           SUBSEQUENT EVENT (Continued)

Securities Purchase Agreement

On March 2, 2015, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $168,000 (which includes Typenex legal expenses in the amount of $3,000 and a $15,000 original issue discount) (the “Note”) in exchange for proceeds of $150,000 to the Company.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on February 2, 2016. The Note is convertible into common stock, at Typenex’s option, at the lesser of (i) $0.10, and (ii) 65% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.05, then in such event the then-current Conversion Factor shall be reduced to 60% for all future Conversions, subject to other reductions set forth in the Note, a copy of which is filed as an exhibit hereto. In the event the Company elects to prepay all or any portion of the Note, the Company is required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Note includes customary event of default provisions.

Typenex has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

Additionally, the Company granted Typenex warrants (“Warrants”) to purchase shares of the Company’s common stock, $.001 par value. The Warrants will entitle the holder to purchase a number of shares equal to $84,000 divided by the Conversion Factor multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding March 2, 2015, as such number may be adjusted from time to time pursuant to the terms of the Warrants. The Warrants are exercisable for five years at $0.10 per share subject to certain anti-dilution provisions set forth in the Warrants.

The Note and Warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended January 31, 2015.

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

Bookings

Bookings are a non-GAAP financial measure we used in both the social gaming and forums operations.  Social gaming bookings are equal to (1) social gaming revenue recognized during the period plus (2) the change in social gaming deferred revenue during the period plus (3) social gaming platform transaction fees for virtual goods sales accrued during the period. Platform transaction fees include fees paid to online transaction platforms such as Google and Apple.  Generally those fees are 30% of the transaction amount. We record the sale of virtual goods as deferred revenue and then recognize that revenue over the estimated average life of the purchased virtual goods or as the virtual goods are consumed.  We also include in bookings our revenue from forum operations including advertising revenue.  Forum bookings are generally equal to recognized forum revenue for a period. Bookings, as opposed to revenue, are the fundamental top-line metric we use to manage our business, as we believe it is a better indicator of the sales activity in a given period. Over the long term, the factors impacting our bookings and revenue are the same. However, in the short term, there are factors that may cause revenue to exceed or be less than bookings in any period.

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

The calculation of Bookings this quarter has been revised in an effort to more accurately reflect the performance of our social gaming platform.  Where previously we included the full amount of a quarter’s transaction fees, we now include only the difference between the current quarter’s and previous quarter’s transaction fees.  Our belief is that this change is a better reflection of the deferred nature of our recognition of those transaction fees and a more reliable means to reconcile Bookings to Revenue. Further, to reflect the impact of seasonality, we will compare the current quarter to the same quarter in the prior year beginning in the second quarter of fiscal year 2016 as we began to report Bookings in the second quarter of fiscal year 2015.

Three Months Ended Jan. 31, 2015
Bookings to Revenue Reconciliation:
Forum Revenue	143,000
Social Gaming Revenue	$548,000
Changes to Social Gaming Deferred Revenue	(500)
Changes to Deferred Allowance for Social Gaming Refunds and Charge-backs	(4,100)
Changes in Accrued Social Gaming Transaction Fees	12,400
Bookings	$698,800

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

Social Gaming Performance Metrics	Three Months Ended Jan. 31, 2015
Average Daily Bookings	$5,851
Bookings per DAU	$.27
Average DAU	21,850
Average MAU	98,327
Average DUP	274
Average MUP	2,328

Taken together we believe bookings, DAU, MAU, DUP, MUP, and ABPU reflect a key data set for the understanding and management of Mega Fame Casino.  Our managers, developers, and product managers focus on these metrics to measure and improve the overall economic value of various elements within the social game experience.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2015, together with notes thereto, which are included in this report.

For the three months ended January 31, 2015, as compared to the three months ended January 31, 2014.

Results of Operations

Revenues and Gross Profit. We realized revenues of $690,507 for the three months ended January 31, 2015, as compared to revenues of $446,201 for the three months ended January 31, 2014.  The variance between comparable periods is primarily due to an increase of approximately $548,000 of social gaming revenue relating to the merger with Plaor. Offsetting this increase was reduced forum advertising revenue of approximately $303,000 primarily due to the sale of certain forum properties during the 4th quarter of fiscal 2014 and 1st quarter of fiscal 2015.

Our cost of revenue for the three months ended January 31, 2015 was $173,564, as compared to cost of revenue of $703 for the three months ended January 31, 2014.  The increase of approximately $173,000 in directly attributable to the platform fees relating to our social games and hosting and data center costs related to operating our online games, royalty fees and expenses for hosting celebrity events, primarily appearance and facility fees.

Our gross profit for the three months ended January 31, 2015 was $516,943 as compared to gross profit of $445,498 for the three months ended January 31, 2014.

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

Operating Expenses. For the three months ended January 31, 2015, our total operating expenses were $1,617,551, as compared to total operating expenses of $783,252 for the three months ended January 31, 2014. Payroll and related expenses increased by $249,497 from $269,118 for the three months ended January 31, 2014 to $518,615 for the three months ended January 31, 2015 as a result of approximately $425,000 in payroll expenses related to the merger with Plaor offset by a $175,000 decrease in compensation expenses related to our fiscal 2014 expense reduction plan.  Stock based compensation decreased by $14,000 from $132,000 for the three months ended January 31, 2014 to $118,000 for the three months ended January 31, 2015.  We also had an increase in general and administrative expenses of $598,802 from $382,134 for the three months ended January 31, 2014 to $980,936 for the three months ended January 31, 2015, as a result of approximately $390,000 of advertising and operating expenses and approximately $212,000 of amortization expenses relating to the intangible assets resulting from the merger with Plaor.

Other Income (Expense.) For the three months ended January 31, 2015, we had other expense of $539,258 as compared to other expense of $843 for the three months ended January 31, 2014, which primarily consists of the change in the fair value of  our derivative liabilities.

Net Loss. For the three months ended January 31, 2015, our net loss was $1,639,866, as compared to a net loss of $338,597 for the three months ended on January 31, 2014.  The overall increase of approximately $1,300,000 in our net loss is related to the factors as discussed above.

For the nine months ended January 31, 2015, as compared to the nine months ended January 31, 2014.

Results of Operations

Revenues and Gross Profit. We realized revenues of $1,490,831 for the nine months ended January 31, 2015, as compared to revenues of $1,283,240 for the nine months ended January 31, 2014.  The variance between comparable periods is primarily due to an increase of approximately $963,000 of social gaming revenue relating to the merger with Plaor for the period from the acquisition date of May 19, 2014 to January 31, 2015. Offsetting this increase was reduced forum advertising revenue of approximately $755,000 primarily due to the sale of certain forum properties during the 4th quarter of fiscal 2014 and 1st quarter of fiscal 2015.

Our cost of revenue for the nine months ended January 31, 2015 was $428,478, as compared to cost of revenue of $3,325 for the nine months ended January 31, 2014.  The increase of approximately $425,000 in directly attributable to the platform fees relating to our social games and hosting and data center costs related to operating our online games, royalty fees and expenses for hosting celebrity events, primarily appearance and facility fees.

Our gross profit for the nine months ended January 31, 2015 was $1,062,353 as compared to gross profit of $1,279,915 for the nine months ended January 31, 2014.

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

Operating Expenses. For the nine months ended January 31, 2015, our total operating expenses were $7,038,410, as compared to total operating expenses of $2,828,576 for the nine months ended January 31, 2014. Payroll and related expenses increased by $825,016 from $940,282 for the nine months ended January 31, 2014 to $1,765,298 for the nine months ended January 31, 2015 as a result of approximately $1,300,000 in payroll expenses related to the merger with Plaor offset by a $475,000 decrease in compensation expenses related to our fiscal 2014 expense reduction plan.  Stock based compensation decreased by $245,600 from $562,600 for the nine months ended January 31, 2014 to $317,000 for the nine months ended January 31, 2015.  We also had an increase in general and administrative expenses of $2,191,182 from $1,185,668 for the nine months ended January 31, 2014 to $3,376,850 for the nine months ended January 31, 2015, as a result of approximately $1,550,000 of advertising and operating expenses and approximately $600,000 of amortization expenses relating to the intangible assets resulting from the merger with Plaor.  Additionally, we recorded a $1,529,262 loss on the disposal of assets relating to the sale of the PbNation.com and associated forums, and a $50,000 legal settlement and related expenses.

Other Income (Expense.) For the nine months ended January 31, 2015, we had other expense of $550,324 as compared to other expense of $4,868 for the nine months ended January 31, 2014, which primarily consists of net interest expense offset by the change in fair value of derivative liability of $502,807.

Net Loss. For the nine months ended January 31, 2015, our net loss was $6,527,181, as compared to a net loss of $1,554,329 for the nine months ended on January 31, 2014.  The overall increase of approximately $5,000,000 in our net loss is related to the factors as discussed above.

Liquidity and Capital Resources. Our total assets were $10,852,902 as of January 31, 2015, which consisted of cash of $249,003, accounts receivable of $264,199, investments of $21,480, inventory of $31,770, prepaid expenses and deposits of $63,995, property and equipment with a net value of $76,759, intangible and other assets with a net value of $8,327,396, represented by our domain names and other intellectual property owned, and goodwill of $1,817,400 related to our acquisition of Plaor.

Our current liabilities as of January 31, 2015, totaled $3,553,067, which is comprised of accounts payable of $201,637, line of credit of $339,852, deferred revenue of $568,606, accrued vacation of $96,429, convertible note payable of $168,834, derivative liability for the conversion feature of the convertible note of $788,649, notes payable of $900,517 and other accrued liabilities of $488,543.   We had no other liabilities and no long-term commitments or contingencies at January 31, 2015.

As of January 31, 2015, we had cash of $249,903. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. The period for which our existing financial resources as well as the financial resources necessary to support our operations involves risks and uncertainties and could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising and social gaming businesses, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions. We remain optimistic about our ability to reduce costs and our net cash burn rate further and are concentrating on optimizing our network of forum properties and social casino games.  However, in addition to generating revenues from our current operations, we will need to raise additional capital to sustain our operations and expand our business to the point at which we are able to operate profitably.

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

On November 20, 2014, November 21, 2014 and December 2, 2014, we entered into three note and warrant purchase agreements with three investors providing for the purchase of secured promissory notes (“Secured Notes”) in the aggregate principal amount of $450,000 and warrants to purchase an aggregate amount of 2,250,000 shares of our common stock. The Secured Notes bear interest at the rate of 12% per annum and are due and payable one year from the date of issuance. The warrants grant the investors the right to purchase five shares of our common stock for every one dollar of principal of the Secured Notes purchased by the investors at an exercise price equal to 110% of the closing price of our common stock on the date of investment. The warrants have an exercise term equal to five years and are exercisable commencing on November 20, 2014 and November 21, 2014 and December 2, 2014, respectively. In connection with the issuance of the Secured Notes, we entered into a security agreement with the investors to   secure the timely payment and performance in full of our obligations pursuant to the Secured Notes .

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

On January 30, 2015, the Company entered into an Equity Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Rights Agreement “) with Aladdin Trading, LLC (“Aladdin”) pursuant to which Aladdin has agreed to provide the Company with up to $1,400,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, we can deliver puts to Aladdin under the Equity Purchase Agreement under which Aladdin will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $1,400,000 less the investment amount received by us from all prior puts, if any. Puts may be delivered by us to Aladdin until the earlier of December 31, 2015, or the date on which Aladdin has purchased an aggregate of $1,400,000 of put shares. Pursuant to the Registration Rights Agreement, we will be registering 17,500,000 shares of our common stock for issuance to and sale by Aladdin pursuant to the Equity Purchase Agreement.

On February, 13, 2015, the Company entered into a Note Purchase Agreement with Iconic Holdings, LLC (“Iconic”) providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $108,000. On February, 13, 2015, the Note was funded and the Company received $100,000 with $8,000 retained by Iconic through an original issue discount for due diligence and legal bills related to this transaction. The Note bears interest at the rate of 8% per annum, is due and payable on February 13, 2016. Iconic shall have the right to convert any unpaid sums into common stock of the Company at the rate of 60% of the lowest trading price reported in the 15 days prior to date of conversion, subject to adjustment as described in the Note. The Note also provides that Iconic will not be permitted to convert any portion of the note if the number of shares of the Company’s common stock beneficially owned by Iconic and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock.

On March 2, 2015, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $168,000 (which includes Typenex legal expenses in the amount of $3,000 and a $15,000 original issue discount) (the “Note”) in exchange for proceeds of $150,000 to the Company. Additionally, the Company granted Typenex warrants (“Warrants”) to purchase shares of the Company’s common stock, $.001 par value. The Warrants will entitle the holder to purchase a number of shares equal to $84,000 divided by the Conversion Factor multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding March 2, 2015, as such number may be adjusted from time to time pursuant to the terms of the Warrants. The Warrants are exercisable for five years at $0.10 per share subject to certain anti-dilution provisions set forth in the Warrants.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2015.

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

CrowdGather, Inc., a Nevada corporation

March 17, 2015	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani President, Secretary, Director (Principal Executive Officer)

March 17, 2015	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss Chief Financial Officer (Principal Financial and Accounting Officer)