Form 10-K
period 2015-04-30
CrowdGather, Inc.
filed 2015-07-06
CIK 1328670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 31, 2014, approximately $4,655,113.

As of June 19, 2015, there were 117,283,509 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

Merger with Plaor, Inc. On May 19, 2014, we closed the Agreement and Plan of Merger with Plaor, Inc., a Delaware corporation (“Plaor”) and our wholly-owned subsidiary, Plaor Acquisition Corp., pursuant to which Plaor Acquisition Corp. merged with Plaor and Plaor survived as our wholly-owned subsidiary (“Merger”). Pursuant to the Merger, the shareholders of Plaor received 55,075,801 shares of common stock of CrowdGather .

Our Business.   CrowdGather operates a media network of forum and online communities focused on a broad number of vertical interests, as well as social casino games.  Following the merger with Plaor we began to operate a social casino game available free to play on Facebook, iOS, and Android.  We continue to focus on building and maintaining our online social communities, and expand our portfolio of social games while pursuing opportunities to improve and increase monetization of our consolidated media network.  Through our Merger with Plaor, we believe will be able to leverage our newly acquired engineering talent to offer additional engagement and retention features for both our forum and our game user bases.  These features may also facilitate new channels of user acquisition as we cross promote and integrate our forums and our social games.

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

Plaor generates revenue from Mega Fame Casino through the sale of virtual currency to players that they may exchange to play at any of our online slot machines, video poker machines, Hold’em style poker tables, or for other features and experiences available within Mega Fame Casino. Players can pay for our virtual currency using Facebook local currency payments when playing our games through Facebook and can use other payment methods such as credit cards or PayPal on other platforms. Mega Fame Casino currently has nearly 20,000 daily active users.

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

As Plaor is a social games company, we believe that the need to anticipate social and technical trends is significant.  We believe it is necessary to invest in the development of new games, code, and tools in an effort to achieve our strategic goals and objectives.  Plaor’s research and development costs were approximately $0.9 million for the fiscal year ended April 30, 2015, as compared to approximately $2.5 million for the year ended April 30, 2014. The reduction in research and development costs is largely a factor of Plaor’s technology platform’s maturity and the lower costs associated with further expansion of its capabilities.

Our Subsidiaries. Our wholly owned subsidiaries are Plaor, Inc and Adisn, Inc.

Employees. As of June 19, 2015, we have 11 full time employees.  None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

For the year ended April 30, 2015, we had revenue of $2,399,842 and a net loss of $7,149,564 compared to revenue of $1,537,051 and a net loss of $7,725,770 for the year ended April 30, 2014. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues will harm our business. We may not be able to operate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

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

We may fail to adequately manage our potential future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems mainly because we have acquired a business and significant number of Internet properties over the last 60 months and have had to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

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

Our forum business currently generate revenues from approximately fifteen advertising networks.  For the year ended April 30, 2015, our top five advertisers accounted for approximately 50% of our forum related revenues. We expect to continue to generate the vast majority of our revenues from advertising for the foreseeable future. We do not have any long-term contractual agreements with any advertiser or advertising network.  If our relationships with any of these advertisers or advertising networks were to be disrupted, our operating results will suffer.

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

Plaor relies on Facebook to advertise, acquire, and retain players, to distribute our games, and to collect revenue. If we are unable to maintain a good relationship with Facebook, if their terms and conditions or pricing changed to our detriment, if we violate, or if they believes that we have violated, the terms and conditions of its platform, or if their platform were unavailable for a prolonged period of time, our business will suffer.

Plaor derives a majority of its revenue from distribution of games on Facebook, and the virtual currency we sell is purchased using the payments processing system of their platform. Facebook also serve as significant online distribution platforms for our games and the primary means by which we advertise to, acquire, and retain players. We are subject to their standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms. In addition, if we violate, or if Facebook believes that we have violated, its terms and conditions, they may discontinue or limit our access to that platform, which would harm our business. Our business would be harmed if they discontinue or limit our access to their platform, if their platform declines in popularity, if they modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees, or change how the personal information of players is made available to developers or develop their own competitive offerings.

Plaor relies on third-party mobile platforms such as the Apple App Store and Google Play to distribute our games and collect revenue from mobile players. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing changed to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms were unavailable for a prolonged period of time, our business will suffer.

Plaor derives significant revenue from distribution of games on the Apple App Store and the Google Play Store, and the virtual currency we sell to players on certain mobile devices is purchased using the payments processing systems of these platform providers. These platforms also serve as significant online distribution platforms for our games. We are subject to their standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms. In addition, if we violate, or if a platform provider believes that we have violated, its terms and conditions, the particular platform provider may discontinue or limit our access to that platform, which would harm our business. Our business would be harmed if they discontinue or limit our access to their platforms, if their platforms decline in popularity, if they modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees, or change how the personal information of players is made available to developers or develop their own competitive offerings.

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

Our management beneficially controls approximately 20% of our outstanding shares of common stock as of June 19, 2015.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We have a total of 975,000,000 shares of common stock authorized for issuance.  As of June 19, 2015, we had approximately 857,000,000 shares of common stock available for issuance.  We have reserved 6,823,750 shares for issuance upon the exercise of outstanding options and 14,873,182 shares for issuance upon the exercise of outstanding warrants.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in the Company.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933 may significantly and negatively affect the prevailing market price for our common stock.  The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised or converted at a time when the price of our common stock is greater than the exercise or conversion price.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 25,000,000 shares of preferred stock without any vote or further action by our stockholders. As of June 19, 2015, we had 25,000,000 shares of preferred stock available for issuance.  Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interests in real estate. We lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on July 31, 2015. Our rent is $3,242 per month. At this time we do not expect to extend our lease at 20300 Ventura Blvd and are currently in late stage discussions with an unrelated organization for our Southern California office. We are expecting to enter into a new short-term one-year lease of approximately 1,309 square feet at a rate of $1.95 per square foot. Our expected monthly expense is approximately $2,553 if we choose to finalize the perspective lease.

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

	High ($)	Low ($)
Fiscal Year 2015
First Quarter	$0.13	$0.07
Second Quarter	$0.14	$0.09
Third Quarter	$0.11	$0.07
Fourth Quarter	$0.09	$0.07

Fiscal Year 2014
First Quarter	$0.09	$0.03
Second Quarter	$0.10	$0.04
Third Quarter	$0.09	$0.05
Fourth Quarter	$0.16	$0.07

Holders. The approximate number of stockholders of record at June 19, 2015 was 109.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans.   The table below includes the following information as of April 30, 2015 for CrowdGather, Inc. 2008 Stock Option and Award Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,823,750	$0.46	5,176,250
Equity compensation plans not approved by security holders	0	0	0
Total	6,823,750	$0.46	5,176,250

Recent Sales of Unregistered Securities. The following sales of unregistered securities by us occurred during the year ended April 30, 2015.

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

On November 25, 2014, we entered into an agreement with an independent third party to provide investor relation services for a period of six months.  Pursuant to the agreement, we issued 300,000 shares of our restricted common stock upon execution, valued at $27,000. The stock-based expense for these shares included in operating expenses for the year ended April 30, 2015 was $27,000.

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

On April 8, 2015, we acquired the digital assets of Weedtracker.com and related online community in exchange for a $5,000 cash payment due December 31, 2015 and 250,000 shares of our $0.001 par value common stock, valued for accounting purposes at $0.08 per share which represented the closing share price on the closing date of the transaction.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2015, for the sale of registered securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended April 30, 2015.

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

Three Months Ended April 30, 2015
Bookings to Revenue Reconciliation:
Forum Revenue	$128,000
Social Gaming Revenue	510,000
Changes to Social Gaming Deferred Revenue	34,207
Changes to Deferred Allowance for Social Gaming Refunds and Charge-backs	2,919
Changes in Accrued Social Gaming Transaction Fees	(5,045)
Bookings	$670,081

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

Social Gaming Performance Metrics Fiscal Year Ended April 30, 2015
	Three Months Ended July 31, 2014	Three Months Ended October 30, 2014	Three Months Ended January 31, 2015	Three Months Ended April 30, 2015	Twelve Months Ended April 30, 2015
Average Daily Bookings	$4,579	$5,740	$5,851	$6,363	$5,680
ABPU	$.19	$.24	$.27	$.31	$.25
Average DAU	23,724	24,154	21,850	20,203	22,505
Average MAU	134,724	118,727	98,327	85,576	109,574
Average DUP	265	287	274	265	273
Average MUP	2,537	2,567	2,328	2,231	2,418

Taken together we believe bookings, DAU, MAU, DUP, MUP, and ABPU reflect a key data set for the understanding and management of Mega Fame Casino.  Our managers, developers, and product managers focus on these metrics to measure and improve the overall economic value of various elements within the social game experience.

We have posted consistent improvements each quarter of the fiscal year ended April 30, 2015. Overall we have achieved a 39% increase in Average Daily Bookings between the first and fourth quarters of the fiscal year. During the same period of time we have increased our ABPU 63% from $0.19 to $0.31. The improvements recorded continue so support the expansion of our slot machine selection available to players in the casino. We believe the expanding diversity of slot machines is a key factor in our players’ monetization behaviors. We anticipate continuing to add new slot machines to our casino at a steady pace throughout the upcoming year and furthermore we expect to continue to work with our slot machine partners to license additional slot themes for future additions to the casino.

Our user count metrics have fallen over the fiscal year with our average DAU falling 15% from 23,724 in the first quarter to 20,203 in the final quarter; our average MAU fell 36% from 134,724 to 85,576 between the first and fourth quarters respectively. The reduction in average DAU and MAU are largely the result of refocused advertising efforts on top-tier locales and higher value users along with a significant reduction in our overall advertising spending. We believe our ability to improve our ratio of daily players over monthly players (DAU/MAU) from 18% in the first quarter to 24% in the fourth quarter is a signal our strategy has been effective.

We anticipate in the coming fiscal year to transition our focus from growth of our ABPU and DAU/MAU performance to a focus on an increase of our average DAU and MAU. It is our belief that the casino has achieved a sufficient level of monetization and retention performance levels that it can now more effectively supported expansion of our player count.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2015, together with notes thereto, which are included in this report.

For the year ended April 30, 2015 as compared to the year ended April 30, 2014.

Results of Operations

Revenues and Gross Profit.  We realized revenues of $2,399,842 for the year ended April 30, 2015, as compared to revenues of $1,537,051 for the year ended April 30, 2014.  The variance between comparable periods is primarily due to an increase of approximately $1,744,011 of social gaming revenue relating to the merger with Plaor for the period from the acquisition date of May 19, 2014 to April 30, 2015. Offsetting this increase was reduced forum advertising revenue of approximately $881,451 primarily due to the sale of certain forum properties during the 4th quarter of fiscal 2014 and 1st quarter of fiscal 2015.

Our cost of revenue for the year ended April 30, 2015, was $552,635, as compared to cost of revenue of $3,980 for the year ended April 30, 2014.  The increase of approximately $550,000 in directly attributable to the platform fees relating to our social games and hosting and data center costs related to operating our online games, royalty fees and expenses for hosting celebrity events, primarily appearance and facility fees.

Our gross profit for the year ended April 30, 2015 was $1,847,207 as compared to gross profit of $1,533,071 for the year ended April 30, 2014.

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

Operating Expenses. For the year ended April 30, 2015, our total operating expenses were $8,548,857 as compared to total operating expenses of $9,252,665 for the year ended April 30, 2014. This decrease of $703,808 is primarily related to $4,500,202 of impairment expense recorded in fiscal year 2014 offset by $3,755,318 of operating expenses relating to Plaor’s operations.

Payroll expenses for the fiscal year ending April 30, 2015 increased $1,140,729 to $2,330,539 with $1,189,810 recorded for the year ending April 30, 2014. The payroll increase was due to $1,705,054 of additional personnel costs relating to the acquisition of Plaor, offset by $564,325 reduced payroll expenses relating to the forum business as a result of our expense reduction plan.

General and administrative expenses increased by $2,024,400 from $1,363,389 to $3,387,789 primarily due to advertising and promotional expenses of $1,327,529 in fiscal year 2015, as compared with $9,000 in the previous fiscal year relating to advertising costs associated with the operation of Mega Fame Casino. Additionally within general and administrative costs were Plaor’s general and administrative expenses of $724,720 and amortization expense of $812,846 during the year relating to the merger with Plaor, Inc.

During the 2015 fiscal year we recorded a loss on disposal of assets of $1,529,262 related to the disposal of PbNation.com, as compared to a loss on disposal of assets in fiscal 2014 of $1,408,985.

Other Income (Expense). For the year ended April 30, 2015, we had other expense (net) of $446,314 as compared to other expense (net) of $5,376, which primarily consists of net interest expense offset by the change in fair value of derivative liability of $61,716 and interest expense related to our convertible notes of $456,584.

Net Loss.   For the year ended April 30, 2015, our net loss was $7,149,564 as compared to a net loss of $7,725,770 for the year ended April 30, 2014. The overall decrease of approximately $576,000 in our net loss is related to the factors as discussed above.

Liquidity and Capital Resources. Our total assets were $9,901,540 as of April 30, 2015, which consisted of cash of $73,801, accounts receivable of $214,255, investments of $21,480, inventory of $31,744, prepaid expenses and deposits of $37,389, property and equipment with a net value of $41,143, intangible and other assets with a net value of $7,664,328, represented by our domain names and other intellectual property owned, and goodwill of $1,817,400 related to our acquisition of Plaor.

By comparison, our total assets were $8,246,201 as of April 30, 2014, which consisted of cash of $546,158, accounts receivable of $130,709, inventory of $31,913, prepaid expenses and deposits of $48,652, property and equipment with a net value of $130,518, intangible and other assets of $7,336,771, represented by our domain names and other intellectual property owned and investments of $21,480.

Our current liabilities as of April 30, 2015, totaled $4,048,014, which is comprised of accounts payable of $184,113, line of credit of $449,760, deferred revenue of $278,982, accrued vacation of $96,564, convertible notes payable of $223,316, derivative liability for the conversion feature of the convertible note of $819,240, notes payable of $1,455,859, notes payable to related parties of $296,359, and other accrued liabilities of $243,821.   We had no other liabilities and no long-term commitments or contingencies at April 30, 2015.

As of April 30, 2015, we had cash of $73,801. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. The period for which our existing financial resources as well as the financial resources necessary to support our operations involves risks and uncertainties and could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising and social gaming businesses, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions. We remain optimistic about our ability to reduce costs and our net cash burn rate further and are concentrating on optimizing our network of forum properties and social casino games.  However, in addition to generating revenues from our current operations, we will need to raise additional capital to sustain our operations and expand our business to the point at which we are able to operate profitably. Subsequent to the end of the 2015 fiscal year we have successfully raised $250,000 additional capital (See Note 17) that has allowed us to continue our operations as we work to further improve revenue and reduce operating expenses.

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

Material Contracts

Note Warrant Purchase Agreement dated November 20, 2014 and November 21, 2014. Aggregate principal amount of $250,000 and a 12% annual interest rate due one year from issuance. Filed as an exhibit with our Form 8-K dated and filed November 26, 2014.

Exchange Agreement dated December 1, 2014. Aggregate principal amount of $1,100,000 and a 12% annual interest rate due one year from issuance. Additionally we granted a warrant to purchase 5,500,000 shares of our common stock. Filed as an exhibit with our Form 8-K dated and filed December 5, 2014.

Promissory Note and Securities Purchase Agreement with KBM Worldwide, Inc. dated January 23, 2015. Aggregate principle amount of $154,000 and an 8% annual interest rate due October 16, 2015. KBM may, at anytime after 180 days of issuance, convert some or the entire principle into our common stock at a conversion price equal to a 39% discount of the lowest trading price as calculated in the note. Filed as an exhibit with our Form 8-K dated and filed January 26, 2015.

Promissory Note and Securities Purchase Agreement with Iconic Holders, LLC dated February 13, 2015. Aggregate principle amount of $108,000 and an 8% annual interest rate due February 16, 2016. Iconic may convert some or the entire principle into our common stock at a conversion price equal to a 40% discount of the lowest trading price as calculated in the note. Filed as an exhibit with our Form 8-K dated and filed February 20, 2015.

Promissory Note, Warrant Purchase Agreement, and Securities Purchase Agreement with Typenex Co-Investment, LLC dated March 2, 2015. Aggregate principle amount of $168,000 and a 10% annual interest rate due February 2, 2016. Typenex may convert some or the entire principle into our common stock at a conversion price equal to a 35% discount of the lowest trading price as calculated in the note. Filed with our Form 8-K dated and filed March 6, 2015. Additionally we granted Typenex a warrant to purchase a certain number of our common stock shares as calculated in the purchase agreement with an exercise price of $0.10. Filed as an exhibit with our Form 8-K dated and filed March 6, 2015.

Promissory Note and Securities Purchase Agreement with JMJ Financial dated March 24, 2015. Aggregate principle amount of $65,000 and a 12% annual interest rate due in March 2016. JMJ may, at anytime after 180 days of issuance, convert some or the entire principle into our common stock at a conversion price equal to the lesser of $0.08 or a 65% discount of the lowest trading price as calculated in the note. Filed as an exhibit with our Form 8-K dated and filed March 27, 2015.

Contractual Obligations and Reserves.

None.

Off-balance Sheet Arrangements.

We had no off-balance sheet arrangements at April 30, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crowdgather, Inc.

We have audited the accompanying consolidated balance sheets of Crowdgather, Inc. as of April 30, 2015 and 2014 and the related statements of operations, comprehensive loss, changes in stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowdgather, Inc. as of April 30, 2015 and 2014, and the results of its operations, comprehensive loss, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

Irvine, California

July 6, 2015

CROWDGATHER, INC.

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2015 AND 2014

	2015	2014
ASSETS
Current assets
Cash	$73,801	$546,158
Accounts receivable	214,255	130,709
Investments	21,480	21,480
Inventory	31,744	31,913
Prepaid expenses and deposits	37,389	48,652

Total current assets	378,669	778,912

Property and equipment, net of accumulated depreciation of $625,097 and $493,887, respectively	41,143	130,518

Intangible and other assets, net of accumulated amortization of $812,846 and $0, respectively	7,664,328	7,336,771
Goodwill	1,817,400	—

Total assets	$9,901,540	$8,246,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$184,113	$8,000
Line of credit	449,760	—
Accrued vacation	96,564	44,078
Deferred revenue	278,982	—
Other accrued liabilities	243,821	154,746
Convertible note payable, net of discount	223,316	—
Derivative liabilities	819,240	—
Notes payable, net of discount	1,455,859	—
Notes payable to related parties, net of discount	296,359

Total current liabilities	4,048,014	206,824

Stockholders’ equity
Convertible Preferred Series B stock, $0.001 par value, 1,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding, respectively	-	1,000,000
Common stock, $0.001 par value, 975,000,000 shares authorized, 117,283,509 and 61,657,708 issued and outstanding, respectively	117,284	61,658
Additional paid-in capital	35,657,048	29,748,961
Accumulated deficit	(29,892,286)	(22,742,722)
Accumulated other comprehensive loss	(28,520)	(28,520)

Total stockholders’ equity	5,853,526	8,039,377

Total liabilities and stockholders’ equity	$9,901,540	$8,246,201

See accompanying notes to financial statements.

CROWDGATHER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

	2015	2014

Revenue	$2,399,842	$1,537,051

Cost of revenue	552,635	3,980

Gross profit	1,847,207	1,533,071

Operating expenses
Payroll and related expenses	2,330,539	1,189,810
Stock based compensation	374,000	661,400
General and administrative	3,387,789	1,363,389
Depreciation and amortization	927,267	128,879
Impairment of goodwill and intangibles	—	4,500,202
Loss on disposal of assets	1,529,262	1,408,985
Total operating expenses	8,548,857	9,252,665

Loss from operations	(6,701,650)	(7,719,594)

Other income (expense), net
Interest expense, net	(514,686)	(5,376)
Change in fair value of derivative liabilities	(61,716)	—
Gain on extinguishment of debt	5,088	—
Legal settlements, net	125,000	—
Total other income (expense), net	(446,314)	(5,376)

Net loss before provision for income taxes	(7,147,964)	(7,724,970)

Provision for income taxes	1,600	800

Net loss	$(7,149,564)	$(7,725,770)

Weighted average shares outstanding- basic and diluted	117,200,176	60,082,803

Net loss per share – basic and diluted	$(0.06)	$(0.13)

See accompanying notes to financial statements.

CROWDGATHER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

	2015	2014

Net loss	$(7,149,564)	$(7,725,770)

Other comprehensive loss
Unrealized loss on available for sale securities	—	(7,090)
Total other comprehensive loss	—	(7,090)

Total comprehensive loss	$(7,149,564)	$(7,732,860)

See accompanying notes to financial statements.

CROWDGATHER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

APRIL 30, 2015 AND 2014

	Preferred Series B		Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Total

Balance, April 30, 2013	300,000	$300,000	58,372,708	$58,373	$29,070,846	$(15,016,952)	$(21,430)	$14,390,837

Shares issued for services	-	-	3,035,000	3,035	261,365	-	-	264,400

Shares issued for settlement and disposal of assets	-	-	250,000	250	19,750	-	-	20,000

Shares purchased	700,000	700,000	-	-	-	-	-	700,000

Amortization of stock options	-	-	-	-	397,000	-	-	397,000

Unrealized loss available for sale securities	-	-	-	-	-	-	(7,090)	(7,090)

Net (loss) for the year ended April 30, 2014	-	-	-	-	-	(7,725,770)	-	(7,725,770)

Balance April 30, 2014	1,000,000	$1,000,000	61,657,708	$61,658	$29,748,961	$(22,742,722)	$(28,520)	$8,039,377

Shares issued for acquisition	—	—	55,075,801	55,076	5,084,587	—	—	5,139,663

Shares issued for services	—	—	300,000	300	26,700	—	—	27,000

Shares issued for purchase of intangibles			250,000	250	19,500	—	—	19,750

Preferred shares exchanged for debt	(1,000,000)	(1,000,000)	—	—	—	—	—	(1,000,000)

Fair value of warrants	—	—	—	—	403,300	—	—	403,300

Amortization of stock options	—	—	—	—	374,000	—	—	374,000

Net (loss) for the year ended April 30, 2015	—	—	—	—	—	(7,149,564)	-	(7,149,564)

Balance April 30, 2015	—	$—	117,283,509	$117,284	$35,657,048	$(29,892,286)	$(28,520)	$5,853,526

See accompanying notes to financial statements

CROWDGATHER, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(7,149,564)	$(7,725,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	927,267	134,892
Stock-based compensation	374,000	661,400
Stock issued for services	27,000	-
Impairment of goodwill and intangibles	—	4,500,202
Loss on disposal of assets	1,529,262	1,408,985
Change in fair value of derivative liabilities	61,716	—
Gain on extinguishment of debt	(5,088)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(83,546)	84,222
Decrease in inventory	169	1,255
Decrease in prepaid expenses and deposits	11,263	1,909
Increase in accounts payable and accrued liabilities	1,169,343	65,848

Net cash used in operating activities	(3,138,178)	(867,057)

Cash flows from investing activities:
Purchase of property and equipment	(12,384)	(34,860)
Proceeds from sale of intangible assets, net of fees	1,430,847	497,751

Net cash provided by investing activities	1,418,463	462,891

Cash flows from financing activities:
Cash acquired with purchase of subsidiary	102,358	—
Proceeds from the issuance of debt	1,145,000
Proceeds from the issuance of preferred stock	—	700,000
Payments on capital lease obligations	—	(125,188)

Net cash provided by financing activities	1,247,358	574,812

Net increase (decrease) in cash	(472,357)	170,646
Cash, beginning of year	546,158	375,512
Cash, end of year	$73,801	$546,158

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$1,600	$800
Non-cash transactions:
Purchase of intangibles	$24,750	$-
Stock-based compensation	$374,000	$661,400
Stock issued for services	$27,000	$-

See accompanying notes to financial statements.

CROWDGATHER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

APRIL 30, 2015

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

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

Internal-Use Software Development Costs

We expense costs as incurred for internal-use software during the preliminary stages of development. Costs incurred during the application development stage are capitalized, subject to their recoverability. All costs incurred after the software has been implemented and is fully operational are expensed as incurred. As of April 30, 2015, we have not capitalized any internal-use software development costs.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the fiscal year ended April 30, 2015, our comprehensive loss was $7,149,564 and $7,732,860 for the years ended April 30, 2015 and 2014, respectively.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

1.         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes.

2.         GOING CONCERN

We have incurred a net loss of $7,149,564 for the year ended April 30, 2015 and have an accumulated deficit of $29,892,286 as of April 30, 2015, and additional debt or equity financing will be required to fund our activities and to support our operations. However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

We are currently devoting our efforts to assimilate our business combination with a social gaming company to enhance our product offerings and revenues.  There can be no assurance that our efforts will translate in a beneficial manner. The accompanying statements do not include any adjustments that might result should we be unable to continue as a going concern.

3.	ACQUISITION

On May 19, 2014, we completed a merger agreement for 100% of the issued and outstanding common stock of Plaor, Inc. (Plaor), a social gaming company, pursuant to which Plaor survived as our wholly-owned subsidiary (“Merger”). We issued 55,075,801 shares of our $0.01 par value common stock to the shareholders of Plaor. These shares were valued for accounting purposes at $0.11 per share which represented the closing share price of our stock on May 19, 2014. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our valuation estimate as follows:

Cash and cash equivalents	$102,000
Accounts receivable, Net	87,000
Prepaids and other assets	25,000
Property and equipment	18,000
Amortizable intangible assets:
Trademarks, trade name, licensing and branding	4,240,938
Goodwill allocated	1,817,400

Total assets acquired	6,290,338
Fair value of liabilities assumed	(232,000)
Net fair value	$6,058,338

In addition, in connection with the Merger, Hazim Ansari was appointed a director of CrowdGather.  See our Current Report on Form 8-K filed on May 5, 2014.

4.         INVENTORY

As of April 30, 2015, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $31,744.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

5.         INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone Sciences, Inc. restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30,	April 30,
	2015	2014

Furniture, fixtures and office equipment	$33,692	$30,919
Computers, software, servers and equipment	620,168	593,486
Leasehold improvements	12,380	-
	666,240	624,405
Less: accumulated depreciation	(625,097)	(493,887)

	$41,143	$130,518

Depreciation expense was $119,051 and $130,142 for the years ended April 30, 2015 and 2014, respectively.

7.         CONCENTRATIONS OF CREDIT RISK

As of April 30, 2015 and 2014, five advertising customers accounted for approximately 82% and 70% of our outstanding receivables, respectively. In addition, our top five customers accounted for approximately 70% and 45% of our sales for the years ended April 30, 2015 and 2014, respectively.

Additionally, Facebook is a significant distribution, marketing, promotion and payment platform for our social games. Approximately 83% of our social games revenue for the year ended April 30, 2015 was generated from players who accessed our games through Facebook. Furthermore we rely on a non-interest-bearing line of credit from Facebook with a limit of $500,000 to facilitate nearly 100% of our user acquisition and retention advertising to desktop users. Our average ending monthly balance on the line of credit was $272,752 and our maximum ending monthly balance was $449,760.

8.         INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. During the years ended April 30, 2015 and 2014, we recorded $812,846 and $4,750, respectively, of amortization associated with our definite lived intangibles. Intangibles consist of the following:

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

8.         INTANGIBLE ASSETS (Continued)

		April 30,	April 30,
	Est. Life	2015	2014

Online forums and related websites	Indefinite	$4,411,236	$7,336,771
Trademarks and trade names	10 years	4,065,938	-
		8,477,174	7,336,771
Less: accumulated amortization		(812,846)	(-)

		$7,664,328	$7,336,771

During the year ended April 30, 2015, we recorded $4,240,938 of trademarks and branding assets relating to the merger with Plaor. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our valuation estimate.  Offsetting this was $175,000 of certain marks, social media accounts and domain names transferred to Hollywood Casinos LLC as part of a settlement agreement.

We also entered into a web site purchase agreement to sell the online forum PbNation.com and related website and domain name to VerticalScope, Inc for $1,380,000 in cash.  The cost of the online forums and websites was approximately $2,833,500 and as a result, we recorded a loss on sale of these assets of approximately $1,529,000, after amounts held in escrow and fees of approximately $75,500.

On April 8, 2015, we acquired the digital assets of Weedtracker.com and related online community in exchange for a $5,000 cash payment due December 31, 2015 and 250,000 shares of our $0.001 par value common stock, valued for accounting purposes at $0.08 per share which represented the closing share price on the closing date of the transaction.

9.         GOODWILL

 During the year ended April 30, 2015, we recorded $1,817,400 of goodwill relating to the merger with Plaor, The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our management’s valuation estimate.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As of April 30, 2015, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

10.         PREFERRED SERIES B STOCK (Continued)

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

On April 8, 2015, we acquired the digital assets of Weedtracker.com and related online community in exchange for a $5,000 cash payment due December 31, 2015 and 250,000 shares of our $0.001 par value common stock, valued for accounting purposes at $0.08 per share which represented the closing share price on the closing date of the transaction.

12.        STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

12.          STOCK OPTIONS (Continued)

During the year ended April 30, 2015, we granted 2,270,000 stock options to employees relating to the Plaor merger, exercisable at various dates through August 2024 at fair market value at the date of grant of $0.11 per share to the recipient pursuant to the Plan.

For the years ended April 30, 2015 and 2014, we recognized $374,000 and $661,400 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

Stock option activity was as follows for the year ended April 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2014	6,038,750	$0.57	7.89	$3,412,300
Granted	2,270,000	0.11	9.33	249,700
Forfeited/Expired	(1,485,000)	0.33	7.08	(489,200)
Exercised	-	-	-	-

Outstanding, April 30, 2015	6,823,750	$0.46	8.93	$3,172,800
Exercisable, April 30, 2015	3,556,875	$0.79	6.76	$2,796,519

       A summary of the status of our unvested shares as of April 30, 2015 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Non-vested balance, May 1, 2014	2,720,002	$0.15
Granted	2,270,000	0.11
Vested	(238,127)	0.20
Forfeited/Expired	(1,485,000)	0.33

Non-vested balance, April 30, 2015	3,266,875	$0.10

As April 30, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $312,462, which is expected to be recognized over a weighted-average period of approximately 8.93 years.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

12.          STOCK OPTIONS (Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

April 30, 2015

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

13.        COMMITMENTS AND CONTINGENCIES

As of April 30, 2015, we lease approximately 1,578 square feet of office space located at 20300 Venture Blvd., Suite 330, Woodland Hills, California. The term of our lease is for six months and expires on July 31, 2015. Our rent is $3,242 per month. We also rent approximately 10,000 square feet of office space at 12 Channel Street, Boston, MA 02210. The term of our lease is for six years and expires on July 31, 2020. Our rent is $14,000 per month.

14.          SEGMENT INFORMATION

We have two (2) principal operating segments, which are (1) forum advertising, and (2) social gaming. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief executive officer and chief operating officer have been identified as the chief operating decision makers. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  Segment information for sales and related costs for the year ended April 30, 2015 was as follows:

Year Ended April 30, 2015
Revenues:
Forum advertising	$655,831
Social gaming	1,744,011
Total revenues	2,399,842
Cost of Revenues:
Forum advertising	$2,707
Social gaming	549,928
Total cost of revenues	552,635
Gross Profit:
Forum advertising	$653,124
Social gaming	1,194,083
Total gross profit	1,847,207

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

15.       PROVISION FOR INCOME TAXES

For the years ended April 30, 2015 and 2014, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of April 30, 2015, we had federal and state net operating loss carry forwards of approximately $21,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2035. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of April 30, 2015, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

Year Ended April 30, 2015
Federal net operating loss (at 34%)	$7,100,000
State net operating loss (at 8.84%)	1,840,000
8,940,000
Less: valuation allowance	(8,940,000)

Net deferred tax assets	$-

Our valuation allowance increased by $1,140,000 and $1,374,000 for the years ended April 30, 2015 and 2014, respectively.

16.       NOTES PAYABLE AND DERIVATIVE LIABILITIES

Promissory and Note Purchase Agreements

On April 13, 2015, we entered into a Note Purchase Agreement. Under the Agreement, our CEO Sanjay Sabnani agreed to loan the Company $50,000. As part of the Agreement, the Company and Mr. Sabnani entered into a Promissory Note whereby we will repay the $50,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The Note, including interest is due April 13, 2016. Also on April 13, 2015, we entered into a Security Agreement.

On April 17, 2015, we issued a Promissory Note for $238,976 received from Sanjay Sabnani. The proceeds were used to pay off a short-term convertible note issued to KBM on October 20, 2014, as well as to provide us with $25,000 in working capital. Under the terms of the Note, we agree to repay the $238,976 including interest at 12%. The Note, including interest, is due October 20, 2015.

Notes and Warrant Purchase Agreements

Embedded warrant and host contract summary as of April 30, 2015
Instrument Date	Fair value	Gains (losses)	Carrying amount	Amortization Costs
Nov. 20, 2014	$34,091	$(8,307)	$100,000	$19,387
Nov. 21, 2014	$51,137	$(12,461)	$150,000	$29,080
Dec. 01, 2015	$375,073	$(87,423)	$1,100,000	$216,037
Dec. 02, 2015	$68,182	$(16,992)	$200,000	$39,655

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

16.       NOTES PAYABLE AND DERIVATIVE LIABILITIES (Continued)

In the cases of each instrument summarized in the table above and detailed in the paragraphs below we determined the embedded warrants attached to the notes meet the definition of a derivative under ASC 815 and require bifurcation and are accounted for as separate embedded derivatives.  We have estimated the fair market value of the embedded derivatives of the Notes as the difference between the fair market value of the Notes with the conversion feature and the fair market value of the Notes without the conversion feature associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the Notes with the conversion feature, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the Notes without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of our common stock, a risk free interest rate based on the average yield of a similarly termed Treasury Note and the historical volatility of our common stock over a period of similar length to the term of the instrument, all as of the measurement dates. The embedded derivatives were recorded on the balance sheet at their estimated fair values. Debt discounts are amortized over the life of the debt using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative

We have recorded each of the instruments’ derivative liability balances on our balance sheet in the Derivative liabilities account; the carrying amount of each host contract has been recorded in Notes payable, net of discount; On our statement of operations we have recorded gains (losses) resulting from fair value adjustments in Change in fair value of derivative liabilities; we have recognized the amortization costs in Interest expense, net

On November 20, 2014 and November 21, 2014, we entered into two Note and Warrant Purchase Agreements  with two investors (“Investors”) providing for the purchase of Secured Promissory Notes (“Notes”) in the aggregate principal amount of $250,000 and warrants to purchase an aggregate amount of 1,250,000 shares of our common stock (the “Warrants”). The Notes were issued on November 20, 2014 and November 21, 2014, respectively. The Notes bear interest at the rate of 12% per annum and are due and payable one year from the date of issuance. The Warrants grant the Investors the right to purchase five shares of our common stock for every one dollar of principal of the Notes purchased by the Investors at an exercise price equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on November 20, 2014 and November 21, 2014, respectively. In connection with the issuance of the Notes, we entered into a security agreement with the Investors to secure the timely payment and performance in full of our obligations pursuant to the Notes.

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

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

16.       NOTES PAYABLE AND DERIVATIVE LIABILITIES (Continued)

Exchange Notes and Warrant Purchase Agreements

On December 1, 2014, we entered into a separate exchange agreement with each holder (collectively, the “Holders”) of (i) shares of our Series B Preferred Stock (“Preferred Stock”), and (ii) warrants to purchase 10,000,000 shares of our common stock issued in connection with the Preferred Stock (the “Old Warrants”) pursuant to which we issued Secured Promissory Notes (“Exchange Notes”) in the aggregate principal amount of $1,100,000 and warrants to purchase 5,500,000 shares of our common stock (the “Exchange Warrants”) to the Holders in the amounts as specified in the separate Exchange Agreements in exchange for all of the issued and outstanding Preferred Stock and all of the Old Warrants held by the Holders. Following the consummation of the transactions contemplated by each Exchange Agreement, the Preferred Stock and Old Warrants were no longer outstanding, and we removed from reservation 30,000,000 shares of common stock underlying the Preferred Stock and Old Warrants. The Notes bear interest at the rate of 12% per annum and are due and payable one year from the date of issuance.  The Exchange Warrants grant the Holders the right to purchase five shares of our common stock for every one dollar of principal of the Exchange Notes issued to the Holders at an exercise price equal to $0.11 per share.  The Exchange Warrants have an exercise term equal to five years and are exercisable commencing on December 3, 2014. In connection with the issuance of the Exchange Notes, we entered into a security agreement with the Holders to secure the timely payment and performance in full of our obligations pursuant to the Exchange Notes.

Equity Purchase Agreement

On January 30, 2015, we entered into an Equity Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Rights Agreement “) with Aladdin Trading, LLC (“Aladdin”) pursuant to which Aladdin has agreed to provide up to $1,400,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, we can deliver puts to Aladdin under the Equity Purchase Agreement under which Aladdin will be obligated to purchase shares of our common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $1,400,000 less the investment amount received by us from all prior puts, if any. Puts may be delivered by us to Aladdin until the earlier of December 31, 2015, or the date on which Aladdin has purchased an aggregate of $1,400,000 of put shares. The number of shares of our common stock that Aladdin will purchase pursuant to each put notice (“Put Shares”) will be determined by dividing the investment amount specified in the put by the purchase price. The purchase price per share of common stock will be set at sixty (60%) of the Market Price for our common stock with Market Price being defined as the volume weighted average trading price for our common stock during the three consecutive trading days immediately following the date of our put notice to Aladdin (the “Pricing Period”). There is no minimum amount that we can put to Aladdin at any one time. On the put notice date, we are required to deliver put shares (“Estimated Put Shares”) to Aladdin in an amount determined by dividing the closing price on the trading day immediately preceding the put notice date multiplied by 60% and Aladdin is required to simultaneously deliver to us the investment amount indicated on the put notice. At the end of the Pricing Period, when the purchase price is established and the number of Put Shares for a particular put is determined, Aladdin must return to us any excess Put Shares provided as Estimated Put Shares or alternatively we must deliver to Aladdin any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the Pricing Period, we must also return to Aladdin any excess related to the investment amount previously delivered to us. Pursuant to the Equity Purchase Agreement, Aladdin and its affiliates will not be issued shares of our common stock that would result in Aladdin’s beneficial ownership equaling more than 9.99% of our outstanding common stock. Pursuant to the Registration Rights Agreement, we will be registering 17,500,000 shares of our common stock for issuance to and sale by Aladdin pursuant to the Equity Purchase Agreement.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

16.       NOTES PAYABLE AND DERIVATIVE LIABILITIES (Continued)

Note, Securities Purchase Agreement, and Warrant Purchase Agreement

Embedded convertible feature and host contract summary as of April 30, 2015
Instrument Date	Fair value	Gains (losses)	Carrying amount	Amortization Costs
Oct. 20, 2014	$0	$34,450	$0	$93,248
Jan. 23, 2015	$72,444	$4,187	$104,628	$27,260
Feb. 16, 2015	$55,075	$10,155	$55,816	$14,646
Mar. 3, 2015	$67,295	$3,675	$100,689	$14,370
Mar 25, 2015	$51,552	$853	$21,676	$2,901

In the cases of each instrument summarized in the table above and detailed in the paragraphs below we determined the conversion feature of the notes meet the definition of a derivative under ASC 815 and require bifurcation and are accounted for as separate embedded derivatives.  We have estimated the fair market value of the embedded derivatives of the Notes as the difference between the fair market value of the Notes with the conversion feature and the fair market value of the Notes without the conversion feature associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the Notes with the conversion feature, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the Notes without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of our common stock, a risk free interest rate based on the average yield of a similarly termed Treasury Note and the historical volatility of our common stock over a period of similar length to the term of the instrument, all as of the measurement dates. The embedded derivatives were recorded on the balance sheet at their estimated fair values. Debt discounts are amortized over the life of the debt using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative

We have recorded each of the instruments’ derivative liability balances on our balance sheet in the Derivative liabilities account; the carrying amount of each host contract has been recorded in Convertible note payable; On our statement of operations we have recorded gains (losses) resulting from fair value adjustments in Change in fair value of derivative liabilities and Gain on extinguishment of debt; we have recognized the amortization costs in Interest expense, net

KBM Worldwide, Inc

On October 20, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $154,000. The Note was signed as of October 20, 2014 and was funded on October 22, 2014, with the Company receiving $150,000 of net proceeds after payment of KBM's legal fees. The Note bears interest at the rate of 8% per annum, is due and payable on July 21, 2015, and may be converted by KBM at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. On April 17, 2015 we elected to exercise our right to prepay the Note. We extinguished the note with a payment of $213,976 constituting a repayment of the principle as well as payment of interest and a prepayment fee of 35% of the outstanding balance at payoff.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

16.       NOTES PAYABLE AND DERIVATIVE LIABILITIES (Continued)

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

Iconic Holdings, LLC

On February 13, 2015, we entered into a Note Purchase Agreement with Iconic Holdings, LLC (“Iconic”) providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $108,000. On February 13, 2015, the Note was funded and we received $100,000 with $8,000 retained by Iconic through an original issue discount for due diligence and legal expenses related to this transaction. The Note bears interest at the rate of 8% per annum, is due and payable on February 13, 2016. Iconic shall have the right to convert any unpaid sums into our common stock at the rate of 60% of the lowest trading price reported in the 15 days prior to date of conversion, subject to adjustment as described in the Note. The Note also provides that Iconic will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by Iconic and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock.

During the first 180 days following the date of the Note, we have the right to prepay the principal and accrued but unpaid interest due under the Note, together with any other amounts we may owe the holder under the terms of the Note, at a graduating premium ranging from 105% to 135% of face value. After this initial 180 day period, we do not have a right to prepay the note without written consent from Iconic. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

JMJ Financial

On March 24, 2015, we issued to JMJ Financial (the “Investor”) a convertible promissory note in the principal amount of $250,000 with an original issue discount of $25,000 (the “Note”).  The Note is due in March 2017.  As of March 25, 2015, the Investor funded $65,000 pursuant the Note. We may repay the Investor within 90 days of issuance without any interest payment. Thereafter, we may not make any payment until the Note matures, unless such payment is approved by the Investor.  Interest accrues at the rate of 12% per annum with respect to any payment made after the initial 90-day period. At any time after 180 days of the Effective Date, the Investor may convert all or part of the Note into shares of our common stock at (a) the lesser of $0.08 or (b) 65% of the lowest trading price in the 25 trading days prior to the conversion

Typenex Co-Investment, LLC

On March 2, 2015, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $168,000 (which includes Typenex legal expenses in the amount of $3,000 and a $15,000 original issue discount) (the “Note”) in exchange for proceeds of $150,000 to the Company.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

16.       NOTES PAYABLE AND DERIVATIVE LIABILITIES (Continued)

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on February 2, 2016. The Note is convertible into common stock, at Typenex’s option, at the lesser of (i) $0.10, and (ii) 65% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.05, then in such event the then-current Conversion Factor shall be reduced to 60% for all future Conversions, subject to other reductions set forth in the Note, a copy of which is filed as an exhibit hereto. In the event the Company elects to prepay all or any portion of the Note, we are required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Note includes customary event of default provisions.

Typenex has agreed to restrict its ability to convert the Note and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

Additionally, we granted Typenex warrants (“Warrants”) to purchase shares of our common stock, $.001 par value. The Warrants will entitle the holder to purchase a number of shares equal to $84,000 divided by the Conversion Factor multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding March 2, 2015, as such number may be adjusted from time to time pursuant to the terms of the Warrants. The Warrants are exercisable for five years at $0.10 per share subject to certain anti-dilution provisions set forth in the Warrants.

The Note and Warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

17.         SUBSEQUENT EVENTS

On May 4, 2015, we issued a Promissory Note for $150,000 received from an investor. The proceeds are used to provide us with working capital. Under the terms of the Note, we agree to repay the principal including interest at 8%. The Note, including interest, is due November 4, 2015.

On June 5, 2015, we issued a Promissory Note for $100,000 received from an investor.  The proceeds are used to provide us with working capital.  Under the terms of the Note, we agree to repay the principal including interest at 8%. The Note, including interest, is due November 4, 2015.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of April 30, 2015, our internal control over financial reporting is effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	45	CEO, President, Secretary, Director and Chairman of the Board
Jonathan Weiss	41	Chief Financial Officer
Richard Corredera	37	Chief Operating Officer
Jonathan R. Dariyanani	45	Director
James A. Sacks	49	Director
Chuck Timpe	68	Director
Hazim Ansari	44	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance .. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 ( Initial Statement of Beneficial Ownership of Securities ), a Form 4 ( Statement of Changes of Beneficial Ownership of Securities ), or a Form 5 ( Annual Statement of Beneficial Ownership of Securities ).

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

Code of Ethics.  On November 19, 2010, we adopted a Code of Conduct and Ethics (the “Ethics Code”) that applies to our directors and employees, including our principal executive officer and principal financial and accounting officer, respectively. The Ethics Code is filed as Exhibit 14.1 to our Report on Form 8-K filed on November 22, 2010. A written copy of the Code is available on our website at www.crowdgather.com ..

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ending April 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani CEO, President, Secretary	2015	240,000	0	0	0	0	0	0	240,000
	2014	240,000	0	25,000	22,000	0	0	0	287,000
Jonathan Weiss, CFO, Treasurer	2015	60,000	0	0	0	0	0	0	60,000
Jonathan Weiss, CFO, Treasurer	2014	142,615	0	32,000	12,800	0	0	0	187,415
Richard Corredera, COO	2015	200,000	0	0	0	0	0	0	200,000

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

Outstanding Equity Awards at Fiscal Year-end. As of April 30, 2015, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Sanjay Sabnani CEO, President, and Secretary	400,000	0	400,000	$1.49	06/20/2018	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	50,000	150,000	200,000	$1.16	03/21/2021	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	500,000	0	500,000	$0.044	05/31/2023	0	0	0	0
Sanjay Sabnani CEO, President, and Secretary	0	0	0	0	-	250,000	$25,000	0	0
Jonathan Weiss CFO, Treasurer	400,000	0	400,000	$0.14	09/24/2022	0	0	0	0
Jonathan Weiss CFO, Treasurer	150,000	0	150,000	$0.12	12/27/2022	0	0	0	0
Jonathan Weiss CFO, Treasurer	320,000	0	320,000	$0.04	05/31/2023	0	0	0	0
Jonathan Weiss CFO, Treasurer	0	0	0	0	-	320,000	$32,000	0	0

All of the options specified above vest as follows: 1/8 of total vests after 180 days after grant; remaining to vest at the rate of 1/16 of the total every 90 days thereafter, over 4 years.  The options granted expire 10 years after the date of grant.

The restricted common stock awards vest 25% per year for 4 years.

There were no exercises of stock options by our above named executive officers during the year ended April 30, 2015.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2015:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani, director	0	0	0	0	0	0	0
Jonathan Dariyanani director	0	0	0	0	0	0	0
James Sacks, director	0	0	0	0	0	0	0
Chuck Timpe, director	0	0	0	0	0	0	0
Hazim Ansari, director	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of our shares of common stock beneficially owned as of June 19, 2015 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common stock;
•	each director;
•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” above; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of June 19, 2015 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after June 19, 2015 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)
Common Stock	Sanjay Sabnani 20300 Ventura Blvd, Suite 330 Woodland Hills, CA 91364	18,887,493 shares (1) CEO, President, Secretary, Treasurer and director	16.1%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	16,210,550 shares Beneficial Owner	13.8%
Common Stock	Jonathan Weiss c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	1,190,000 shares (4) CFO	*
Common Stock	Richard Corredera c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	2,360,830 shares COO	*
Common Stock	Jonathan R. Dariyanani c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	620,000 shares (5) Director	*
Common Stock	James A. Sacks c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	955,000 shares (6) Director	*
Common Stock	Chuck Timpe c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	900,000 shares (7) Director	*
Common Stock	Hazim Ansari c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	3,734,446 shares (8) Director	*
Common Stock	Peter Lee Evelyn Tower, 14 th Floor, Flat E North Point, Hong Kong	5,314,405 shares (9) Beneficial Owner	4.4%
Common Stock	Pabos LLC (10) 111 N Sepulveda Blvd Suite 336 Manhattan Beach, CA 90266	40,532,814 shares (10) Beneficial Owner	34.5%
Common Stock	All directors and named executive officers as a group	22,581,938 shares	19.3%

* Denotes less than 1%.

(1) Includes 16,210,550 shares, which are held by Typhoon Capital Consultants, LLC, of which Sanjay Sabnani is the beneficial owner, 391,945 shares, which are held by Sabnani IRA, of which Sanjay Sabnani is the beneficial owner, 1,100,000 shares of common stock underlying options granted to Mr. Sabnani, 250,000 restricted common shared awarded to Mr. Sabnani, 34,998 shares issued in relation to the Plaor merger and 900,000 shares held by Sabnani Children Income Trust, of which Sanjay Sabnani may be deemed to have beneficial ownership due to his spouse’s role as sole trustee for this trust. Mr. Sabnani disclaims beneficial ownership of those 900,000 shares, except as to his pecuniary interest therein.

(2) Sanjay Sabnani holds voting and dispositive power over the shares of Typhoon Capital Consultants, LLC.

(3) Based on 117,283,509 common shares issued as of June 19, 2015.

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

(9) Includes 1,003,000 shares of common stock held of record by Mr. Lee, 194,738 shares of common stock and 266,667 shares of common stock underlying warrants held of record by Mr. Lee’s personal holding company and 3,850,000 shares of common stock underlying warrants held by Mr. Lee.  Percent of class based on 121,133,509 common shares deemed outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

The Company entered into two Promissory Note agreements with our CEO, Sanjay Sabnani on April 13, 2015 and April 17, 2015. The face values of the notes respectively were $50,000 and $238,976 with a total aggregate amount of $288,976. Each note carries an interest rate of 12% with the April 13, 2015 note due on April 13, 2016 and the April 17, 2015 note due on October 20, 2015. At this time the notes have accrued $280 and $1,023 of interest in addition to the principle. Proceeds from the notes have been used to extinguish a convertible note due to KBM in addition to working capital.

Director Independence.   We believe that Jonathan R. Dariyanani, James A. Sacks, Chuck Timpe and Hazim Ansari are independent members of our Board of Directors using the definition of independence under the rules of the SEC.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $66,500 and $50,000, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2015 and 2014, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For each of the fiscal years ended April 30, 2015 and 2014, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,250 and $1,250, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among WestCoast Golf Experiences, Inc., General Mayhem LLC and General Mayhem Acquisition Corp., dated April 2, 2008 (1)
2.2	Agreement of Merger and Plan of Merger and Reorganization dated April 8, 2008 by and between WestCoast Golf Experiences, Inc., a Nevada corporation and General Mayhem Acquisition Corp., a Nevada corporation (1)
3.1	Articles of Incorporation (2)
3.2	Amended and Restated Articles of Incorporation (3)
3.3	Bylaws of the Company (2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (4)
3.5	Certificate of Change in number of authorized shares as filed with the Secretary of State of Nevada on March 27, 2008 (1)
3.6	Articles of Merger as filed with the Secretary of State of the State of Nevada on April 8, 2008 (1)
3.7	Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock (13)

10.1	2008 Stock Option Plan (5)
10.2	Agreement and Plan of Merger with Adisn, Inc. (6)
10.3	Securities Escrow Agreement (6)
10.4	Asset Purchase Agreement and Plan of Reorganization with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.5	Software License Agreement with Team Awesome Productions, Inc. d/b/a Lefora dated July 23, 2010 (7)
10.6	Securities Purchase Agreement dated February 28, 2011 (8)
10.7	Engagement Agreement dated February 22, 2011 (8)
10.8	Registration Rights Agreement dated February 28, 2011 (8)
10.9	Form of Warrant (8)
10.1	Stock Cancellation and Stipulation Agreement dated December 9, 2010 (9)
10.11	Website and Domain Name Purchase and Sale Agreement with PbNation, LLC (10)
10.12	Form of Securities Purchase Agreement (13)
10.13	Form of Common Stock Purchase Warrant (13)
10.14	Form of Amended and Restated Warrant (14)
10.15	Form of Common Stock Purchase Warrant (14)
10.16	Web Site Purchase Agreement with VerticalScope, Inc. dated March 16, 2014(15)
10.17	Executive Employment Agreement with Sanjay Sabnani dated March 17, 2014 (15)
10.18	Web Site Purchase Agreement with VerticalScope, Inc. dated April 27, 2014 (16)
10.19	Agreement and Plan of Merger with Plaor and Plaor Acquisition Corp.(17)
10.20	Form of Lock Up Agreement (18)
10.21	Domain Name Acquisition Agreement with Hollywood Casinos LLC (19)
10.22	Convertible Promissory Note and Securities Purchase Agreements with KBM Worldwide, Inc. dated October 20, 2014 (20)
10.23	Form of Note and Warrant Purchase Agreements dated November 20, 2014 and November 21, 2014 (21)
10.24	Form of Exchange Agreement dated December 1, 2014 (22)
10.25	Convertible Promissory Note and Securities Purchase Agreements with KBM Worldwide, Inc. dated January 23, 2015 (23)
10.26	Equity Purchase Agreement with Aladdin Trading, LLC dated January 30, 2015 (24)
10.27	Convertible Promissory Note and Note Purchase Agreements with Iconic Holdings, LLC dated February 13, 2015 (25)
10.28	Convertible Promissory Note, Warrant Purchase, and Securities Purchase Agreements with Typenex Co-Investing, LLC dated March 2, 2015 (26)
10.29	Convertible Promissory Note with JMJ Financial dated March 24, 2015 (27)
10.30	Note Purchase Agreement with CrowdGather, Inc CEO Sanjay Sabnani dated April 13, 2015 (28)
10.31	Note Purchase Agreement with CrowdGather, Inc CEO Sanjay Sabnani dated April 17, 2015 (29)
10.32	Convertible Promissory Note with Vinay Holdings dated May 4, 2015 (30)
10.33	Convertible Promissory Note with Vinay Holdings dated June 5, 2015 (31)
14	Code of Ethics (11)
21	Subsidiaries of the Registrant*
23.1	Consent of Q Accountancy Corporation *
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Press Release Dated July 6, 2015*
(1)	Included as exhibit to our Current Report on Form 8-K filed on April 8, 2008.

(2)	Included as exhibit to our Registration Statement on Form SB-2 filed on June 20, 2005.
(3)	Included as exhibit to our Current Report on Form 8-K filed on October 1, 2008.
(4)	Included as exhibit to our Current Report on Form 8-K filed on October 28, 2010.
(5)	Included as exhibit to our Current Report on Form 8-K filed on June 24, 2008.
(6)	Included as exhibit to our Current Report on Form 8-K filed June 10, 2010.
(7)	Included as exhibit to our Current Report on Form 8-K filed July 26, 2010.
(8)	Included as exhibit to our Current Report on Form 8-K filed on March 1, 2011.
(9)	Included as exhibit to our Registration Statement on Form S-1, Amendment No. 1 filed on May 5, 2011
(10)	Included as exhibit to our Current Report on Form 8-K filed May 25, 2011.
(11)	Included as exhibit to our Current Report on Form 8-K filed on November 22, 2010.
(12)	Included as exhibit to our Annual Report on Form 10-K filed July 7, 2010.
(13)	Included as exhibit to our Current Report on Form 8-K filed on April 9, 2013.
(14)	Included as exhibit to our Current Report on Form 8-K filed on July 18, 2013.
(15)	Included as exhibit to our Quarterly Report on Form 10-Q filed on March 17, 2014
(16)	Included as exhibit to our Current Report on Form 8-K filed on May 1, 2014
(17)	Included as exhibit to our Current Report on Form 8-K filed on May 5, 2014
(18)	Included as exhibit to our Current Report on Form 8-K filed on May 20, 2014
(19)	Included as exhibit to our Current Report on Form 8-K filed on August 1, 2014
(20)	Included as exhibit to our Current Report on Form 8-K filed on October 24, 2014
(21)	Included as exhibit to our Current Report on Form 8-K filed on November 26, 2014
(22)	Included as exhibit to our Current Report on Form 8-K filed on December 5, 2014
(23)	Included as exhibit to our Current Report on Form 8-K filed on January 23, 2015
(24)	Included as exhibit to our Current Report on Form 8-K filed on February 5, 2015
(25)	Included as exhibit to our Current Report on Form 8-K filed on February 20, 2015
(26)	Included as exhibit to our Current Report on Form 8-K filed on March 6, 2015
(27)	Included as exhibit to our Current Report on Form 8-K filed on March 27, 2015
(28)	Included as exhibit to our Current Report on Form 8-K filed on April 17, 2015
(29)	Included as exhibit to our Current Report on Form 8-K filed on April 22, 2015
(30)	Included as exhibit to our Current Report on Form 8-K filed on May 6, 2015
(31)	Included as exhibit to our Current Report on Form 8-K filed on June 9, 2015
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc. a Nevada corporation

July 6, 2015	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

July 6, 2015	By:	/s/ Jonathan Weiss
	Its:	Jonathan Weiss
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Sanjay Sabnani	July 6, 2015
Sanjay Sabnani
Its:	CEO, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Jonathan Dariyanani	July 6, 2015
Jonathan Dariyanani
Its:	director

By:	/s/ James Sacks	July 6, 2015
James Sacks
Its	director

By:	/s/ Chuck Timpe	July 6, 2015
Chuck Timpe
Its:	director

By:	/s/ Hazim Ansari	July 6, 2015
Hazim Ansari
Its:	director

