Form 10-Q
period 2015-07-31
CrowdGather, Inc.
filed 2015-09-17
CIK 1328670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-52143

CrowdGather, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2706319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23945 Calabasas Road Suite 115, Calabasas CA, 91302
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

As of September 1, 2015, there were 117,283,509 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	JULY 31, 2015 (UNAUDITED)	APRIL 30, 2015
ASSETS
Current assets
Cash	$169,881	$73,801
Accounts receivable	179,592	214,255
Investments	21,480	21,480
Inventory	31,674	31,744
Prepaid expenses and deposits	46,022	37,389

Total current assets	448,649	378,669

Property and equipment, net of accumulated depreciation of $633,983 and $625,097, respectively	32,258	41,143

Intangible and other assets, net of accumulated amortization of $999,419 and $812,846, respectively	7,461,635	7,664,328
Goodwill	1,817,400	1,817,400

Total assets	$9,759,942	$9,901,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$185,009	$184,113

Line of credit	459,415	449,760
Deferred revenue	378,067	278,982
Accrued vacation	101,791	96,564
Other accrued liabilities	266,878	243,821
Convertible notes payable, net of discount	388,891	223,316
Derivative liabilities	576,685	819,240
Notes payable, net of discount	2,216,056	1,455,859
Notes payable to related parties, net of discount	299,336	296,359

Total current liabilities	4,872,128	4,048,014

Stockholders’ equity
Common stock, $0.001 par value, 975,000,000 shares authorized, 117,283,509 and 117,283,509 issued and outstanding, respectively	117,284	117,284
Convertible Preferred Series B stock, $0.001 par value 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	36,310,765	35,657,048
Accumulated deficit	(31,511,715)	(29,892,286
Accumulated other comprehensive loss	(28,520)	(28,520)

Total stockholders’ equity	4,887,814	5,853,526

Total liabilities and stockholders’ equity	$9,759,942	$9,901,540

See accompanying notes to financial statements.

CROWDGATHER, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014

UNAUDITED

	2015	2014

Revenue	$709,151	$406,590

Cost of revenue	157,293	107,469

Gross profit	551,858	299,121

Operating expenses
Payroll and related expenses	354,194	673,042
Stock based compensation	61,000	99,000
General and administrative	737,463	1,233,704
Loss on disposal of assets	-	1,529,262
Total operating expenses	1,152,657	3,535,008

Loss from operations	(600,799)	(3,235,887)

Other income (expense), net
Stated interest and issuance (expense)	(95,943)	-
Debt discount (expense), net fair value adjustment	(186,028)	-
Gain (Loss) on notes payable	(59,627)	-
Other interest (expense)	(788)	241
Total Other income (expense), net	(342,386)	241

Net loss before provision for income taxes	(943,185)	(3,235,646)

Provision for income taxes	800	800

Net loss	$(943,985)	$(3,236,446)

Weighted average shares outstanding- basic and diluted	117,283,509	105,359,158

Net loss per share – basic and diluted	$(0.01)	$(0.03)

See accompanying notes to financial statements.

CROWDGATHER, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014

UNAUDITED

	2015	2014
Cash flows from operating activities:
Net loss	$(943,985)	$(3,236,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,459	208,607
Stock-based compensation	61,000	99,000
Loss on disposal of assets	-	1,529,262
Change in fair value of derivative liabilities	(210,470)	-
Loss on extinguishment of debt	59,627	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	34,663	(72,577)
Decrease in inventory	70	61
(Increase) decrease in prepaid expenses and deposits	(8,633)	(2,854)
Increase in accounts payable and accrued liabilities	127,369	445,525

Net cash used in operating activities	(684,900)	(1,029,422)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Proceeds from sale of intangible assets, net of fees	16,120	1,255,847
Purchase of intangible assets	-	-

Net cash provided by investing activities	16,120	1,255,847

Cash flows from financing activities:
Proceeds from the issuance of debt	764,860	-
Payments on capital lease obligations	-	-

Net cash provided by financing activities	764,860	-

Net increase (decrease) in cash	96,080	226,425
Cash, beginning of period	73,801	546,158
Cash, end of period	$169,881	$772,583

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$95,943	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$-	$27,538
Stock-based compensation	$61,000	$99,000
Stock issued for the acquisition of Plaor, Inc.	$-	$6,058,337

See accompanying notes to financial statements.

CROWDGATHER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is a social networking, internet company that specializes in developing and hosting forum based websites and provides targeted advertising and marketing services for online customers.  Through our merger with Plaor, Inc on May 19, 2014, we also develop, market and operate online social games as live services played over the Internet and on social networking sites and mobile platforms. Plaor’s initial social gaming platform is a simulated casino environment referred to as Mega Fame Casino. We are headquartered in Calabasas, California, and were incorporated under the laws of the State of Nevada on April 20, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include our activities and our wholly-owned subsidiaries, Adisn, Inc. and Plaor, Inc. All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2015, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2015, included in our annual report on Form 10-K.

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

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by ASC 505-50, Equity – Disclosure .. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

Internal-Use Software Development Costs

We expense costs as incurred for internal-use software during the preliminary stages of development. Costs incurred by us during the application development stage are capitalized, subject to their recoverability. All costs incurred after the software has been implemented and is fully operational are expensed as incurred. As of July 31, 2015, we have not capitalized any internal-use software development costs.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was $943,985 and $3,236,446 for the three months ended July 31, 2015 and 2014, respectively.

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

We have incurred a net loss of $943,985 for the three months ended July 31, 2015 and have an accumulated deficit of $31,511,715 as of July 31, 2015, and additional debt or equity financing will be required to fund our activities and to support our operations.  However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

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

As of July 31, 2015, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of $31,674.

5.	INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2015	April 30, 2015

Furniture, fixtures and office equipment	$33,692	$33,692
Computers, servers and equipment	620,168	620,168
Leasehold improvements	12,381	12,380
	666,241	666,240
Less: accumulated depreciation	(633,983)	(625,097)

	$32,258	$41,143

Depreciation expense was $8,886 and $31,901 for the three months ended July 31, 2015 and 2014, respectively.

7.	CONCENTRATIONS OF CREDIT RISK

As of July 31, 2015 100% of our social game outstanding receivables were derived from three platforms, Facebook, Google, and Apple. This concentration of receivable sources causes us to face significant risks related to both our standing with these platforms and also their commercial success and user participation.

8.	INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. For the three months ended July 31, 2015 and 2014, we recorded $186,573 and $176,706, respectively, of amortization associated with its definite lived intangibles. Intangibles consist of the following:

		July 31,	April 30,
	Est. Life	2015	2015

Online forums and related websites	Indefinite	$4,395,116	$4,411,236
Plaor acquisition	5 years	4,065,938	4,065,938
		8,461,054	8,477,174
Less: accumulated amortization		(999,419)	(812,846)

		$7,461,635	$7,664,328

During the three months ended July 31, 2015 we recorded reduction of approximately $16,120 of asset value related to online forums and related websites in connection with sale of our PbNation online community to VerticalScope during our 2015 fiscal year.

9.	GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As July 31, 2015, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

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

During fiscal years 2013 and 2014, we sold 1,000,000 shares of our Series B Shares to various investors in exchange for $1,000,000, or $1.00 per share, pursuant to securities purchase agreements (“Purchase Agreements”). In connection with the sale of Series B Shares, the investors also received warrants to purchase 10,000,000 shares of our common stock at a purchase price of $0.08 per share. The warrant agreements (“Warrants”) provide for an expiration period of five years from the date of the investment.

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

For the three months ended July 31, 2015 and 2014, we recognized $61,000 and $99,000 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

There were no new grants or forfeitures for the three months ended July 31, 2015

A summary of the status of our unvested shares as of July 31, 2015 is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested balance, May 1, 2015	3,266,875	$0.10
Granted	-	-
Vested	56,614	-
Forfeited/Expired	-	-

Non-vested balance, July 31, 2015	3,210,261	$0.10

As July 31, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $287,724, which is expected to be recognized over a weighted-average period of approximately 8.27 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

July 31, 2015

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

12.	COMMITMENTS AND CONTINGENCIES

As of July 31, 2015, we lease approximately 1,309 square feet of office space located at 23945 Calabasas Road, Suite 115, Calabasas California. The term of our lease is for twelve months and expires on June 30, 2016. Our rent is $2,553 per month.

We also rent approximately 10,000 square feet of office space at 12 Channel Street, Boston, MA 02210. The term of our lease is for six years and expires on July 31, 2020. Our rent is $14,000 per month.

13.	SEGMENT INFORMATION

The Company has two (2) principal operating segments, which are (1) forum advertising, and (2) social gaming. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  Interim segment information for sales and related costs for the three ended July 31, 2014 and 2015 was as follows:

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014
Revenues:
Forum advertising	137,000	209,000
Social gaming	572,000	198,000
Total revenues	709,000	407,000
Cost of Revenues:
Forum advertising	1,000	2,000
Social gaming	156,000	106,000
Total cost of revenues	157,000	108,000
Gross Profit:
Forum advertising	136,000	207,000
Social gaming	416,000	92,000
Total gross profit	552,000	299,000

14.	PROVISION FOR INCOME TAXES

For the years ended July 31, 2015 and 2014, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

15.	NOTES PAYABLE AND DERIVATIVE LIABILITIES

Promissory and Note Purchase Agreements

On April 13, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement. Under the Agreement, our CEO Sanjay Sabnani agreed to loan the Company $50,000. As part of the Agreement, we issued to Mr. Sabnani a Promissory Note whereby we will repay the $50,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest is due April 13, 2016.

On April 17, 2015, we issued a Promissory Note for $238,976 received from Mr. Sanjay Sabnani. The proceeds were used to pay off a short-term convertible note issued to KBM Worldwide, Inc. on October 20, 2014, as well as to provide us with $25,000 in working capital. Under the terms of the note, we agree to repay the $238,976 including interest at 12%. The note, including interest, is due October 20, 2015.

Notes and Warrant Purchase Agreements

Embedded warrant and host contract summary as of July 31, 2015
Instrument Date	Fair value	Gains (losses)	Carrying amount	Amortization Costs
Nov. 20, 2014	$25,975	$(7,655)	$100,000	$15,658
Nov. 21, 2014	$38,963	$(11,483)	$150,000	$23,488
Dec. 01, 2015	$285,750	$(83,982)	$1,100,000	$171,134
Dec. 02, 2015	$51,590	$(15,311)	$200,000	$31,317

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

Note, Securities Purchase Agreement, and Warrant Purchase Agreement

Embedded convertible feature and host contract summary as of July 31, 2015
Instrument Date	Fair value	Gains (losses)	Carrying amount	Amortization Costs
Jan. 23, 2015	$70,997	$3,387	$99,815	$73,319
Feb. 16, 2015	$0	$(9,334)	$0	$40,848
Mar. 3, 2015	$0	$(27,345)	$0	$48,991
Mar. 25, 2015	$45,505	$6,899	$28,500	$10,543
May 5, 2015	$54,179	$18,194	$112,240	$34,613
Jun. 6, 2015	$39,471	$(152)	$75,167	$14,486

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

On January 23, 2015, we entered into a similar Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $154,000. The Note was signed as of January 23, 2015 and was funded on January 23, 2015, with the Company receiving $150,000 of net proceeds after payment of KBM's legal fees. The Note bears interest at the rate of 8% per annum, is due and payable on October 16, 2015, and may be converted by KBM at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. On July 16, 2015 with a payment of $213,908, constituting a repayment of the principle as well as payment of interest and a prepayment fee of 25% of the outstanding balance at payoff, the Note was assigned to Vinay Holdings. The Note was prepaid using funds invested by Vinay expressly for the purpose of purchasing the KBM Note.

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

Subsequent to the period of this report, on August 10, 2015 we elected to prepay the Note with a payment of $154,440 constituting a repayment of the principal as well as accrued interest and a 35% prepayment fee.

JMJ Financial

On March 24, 2015, we issued to JMJ Financial (the “Investor”) a convertible promissory note in the principal amount of $250,000 with an original issue discount of $25,000 (the “Note”).  The Note is due in March 2017.  As of March 25, 2015, the Investor funded $65,000 pursuant the Note. We may repay the Investor within 90 days of issuance without any interest payment. Thereafter, we may not make any payment until the Note matures, unless such payment is approved by the Investor.  Interest accrues at the rate of 12% per annum with respect to any payment made after the initial 90-day period. At any time after 180 days of the Effective Date, the Investor may convert all or part of the Note into shares of our common stock at (a) the lesser of $0.08 or (b) 65% of the lowest trading price in the 25 trading days prior to the conversion.

Typenex Co-Investment, LLC

On March 2, 2015, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $168,000 (which includes Typenex legal expenses in the amount of $3,000 and a $15,000 original issue discount) (the “Note”) in exchange for proceeds of $150,000 to the Company.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on February 2, 2016. The Note is convertible into common stock, at Typenex’s option, at the lesser of (i) $0.10, and (ii) 65% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.05, then in such event the then-current Conversion Factor shall be reduced to 60% for all future Conversions, subject to other reductions set forth in the Note. In the event we elect to prepay all or any portion of the Note, we are required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Note includes customary event of default provisions.

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

We extinguished the Note on July 30, 2015 with a payment of $218,934 constituting a repayment of the principle as well as payment of interest and a prepayment fee of 25% of the outstanding balance at payoff.

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

All of the above Notes and Warrants were issued in transactions which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

Vinay Holdings

On May 4, 2015, we entered into a Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $150,000. The Note bears interest at the rate of 8% per annum, is due and payable on November 4, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

In addition on June 6, 2015, we entered into a similar Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $100,000. The Note bears interest at the rate of 8% per annum, is due and payable on October 16, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

On July 16, 2015 Vinay was assigned the Note formerly hold by KBM Worldwide, Inc dated January 23, 2015. The note is due and payable on October 16, 2015. The assignment was the result of the our prepayment of the Note to KBM Worldwide, Inc with funds invested by Vinay Holdings expressly for the purpose of the Note assignment.

16.	DEPARTURES OF OFFICERS AND DIRECTORS

On July 16, 2015, Jonathan Weiss resigned as our Chief Financial Officer. Mr. Weiss's resignation was not the result of any disagreement with our policies, practices or procedures. Mr. Weiss continues to hold 320,000 shares of our restricted common stock or approximately 0.3% of the issued and outstanding common stock and stock options to purchase 870,000 shares of the Registrant's common stock pursuant to the terms of the Registrant's 2008 Stock Option Plan.

On July 16, 2015, the Board of Directors appointed Richard Corredera as our new Chief Financial Officer. Mr. Corredera joined CrowdGather in May 2014 resulting from the merger with Plaor, Inc, and has served, and will continue to serve, as our Chief Operating Officer. Mr. Corredera has approximately 20 years of experience in software engineering, systems design and business development. From April 2012 to the present, Mr. Corredera has served as President and Chief Operating Officer of Plaor where he manages the business operations of Plaor including strategic business development, compliance, and accounting. Mr. Corredera is an enrolled agent and admitted to practice before the Internal Revenue Service.

On July 17, 2015, Jonathan Dariyanani resigned as a director of CrowdGather, Inc. Mr. Dariyanani's resignation was not the result of any disagreement with our policies, practices, or procedures.

17.	SUBSEQUENT EVENT

On August 19, 2015, we issued a Promissory Note for $100,000 received from an investor.  The proceeds are used to provide us with working capital.  Under the terms of the Note, we agree to repay the principal including interest at 12%. The Note, including interest, is due October 17, 2015

On August 10, 2015, we extinguished the Convertible Promissory Note issued on February 13, 2015 to Iconic Holdings, LLC with the aggregate principal amount of $108,000. The payment to Iconic Holdings, LLC totaled $154,440 and was comprised of $108,000 principal repayment, $8,640 of interest at 8%, and $37,800 as a prepayment fee.

On August 11, 2015, we acquired the digital assets of CouponsForWeed.com and related mobile application in exchange for a $1,000 cash payment due at closing and 28,571 shares of our $0.001 par value common stock, valued for accounting purposes at $0.05 per share which represented the volume weighted average share price on the closing date of the transaction.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended July 31, 2015.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended July 31, 2015, together with notes thereto, which are included in this report.

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

Three Months Ended July 31, 2015
Bookings to Revenue Reconciliation:
Forum Revenue	$137,000
Social Gaming Revenue	572,000
Changes to Social Gaming Deferred Revenue	(67,000)
Changes to Deferred Allowance for Social Gaming Refunds and Charge-backs	6,000
Changes in Accrued Social Gaming Transaction Fees	-
Bookings	$648,000

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

DUP

We define DUP, Daily Unique Payers, as the number of unique players making a payment within Mega Fame Casino within a given day.  Where a single payer has made multiple payments on different platforms, for example Facebook and Apple, we count that payer only once under this metric.

MUP

We define MUP, Monthly Unique Payers, as the number of unique players making a payment within Mega Fame Casino within a given 30-day period.  Where a single payer has made multiple payments on different platforms within a 30-day period, for example Facebook and Apple, we count that payer only once under this metric.

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

Social Gaming Performance Metrics Three Months Ended July 31, 2015 and Three Months Ended July 31, 2014
	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014
Average Daily Bookings	$5,681	$4,579
ABPU	$.32	$.19
Average DAU	17,690	23,724
Average MAU	71,908	134,724
Average DUP	218	265
Average MUP	1,758	2,537

Taken together we believe bookings, DAU, MAU, DUP, MUP, and ABPU reflect a key data set for the understanding and management of Mega Fame Casino.  Our managers, developers, and product managers focus on these metrics to measure and improve the overall economic value of various elements within the social game experience.

Overall we have achieved a 24% increase in Average Daily Bookings from the three months ended July 31, 2014 and the three months ended July 31, 2015. During the same period of time we have increased our ABPU 41% from $0.19 to $0.32. The improvements recorded continue so support the expansion of our slot machine selection available to players in the casino. We believe the expanding diversity of slot machines is a key factor in our players’ monetization behaviors. We anticipate continuing to add new slot machines to our casino at a steady pace throughout the upcoming year and furthermore we expect to continue to work with our slot machine partners to license additional slot themes for future additions to the casino. Furthermore we believe a focused effort on more targeted marketing campaigns to engage and retain certain players has lead to the overall increase in daily bookings independent of the overall DAU.

Our user count metrics have fallen between the two compared periods with our average DAU falling 25% from 23,724 in the first fiscal quarter of 2014 to 17,960 in first fiscal quarter of 2015; our average MAU fell 47% from 134,724 to 71,908 between the same two periods. The reduction in average DAU and MAU are largely the result of refocused advertising efforts on top-tier locales and higher value users along with a significant reduction in our overall advertising spending. We believe our ability to improve our ratio of daily players over monthly players (DAU/MAU) from 18% in the first fiscal quarter of 2014 to 25% in the first fiscal quarter of 2015 is a signal our strategy has been effective. This belief is reinforced by the increase Average Daily Bookings and ABPU during the same periods.

We anticipate in the coming fiscal year to transition our focus from growth of our ABPU and DAU/MAU performance to a focus on an increase of our average DAU and MAU. It is our belief that the casino has achieved a sufficient level of monetization and retention performance levels that it can now more effectively supported expansion of our player count.

For the three months ended July 31, 2015, as compared to the three months ended July 31, 2014.

Results of Operations

Revenues and Gross Profit. We realized revenues of $709,000 for the three months ended July 31, 2015, as compared to revenues of $407,000 for the three months ended July 31, 2014.  The increase of approximately 74% between comparable periods was driven primarily by the growth of revenues related to Mega Fame Casino. Over the course of the time between periods our focus has been on the optimization of our in-game and out-of-game marketing programs and the integration of new game content. As a result of these efforts, our social game segment has experienced gains in player monetization rates.

Our cost of revenue for the three months ended July 31, 2015 was approximately $157,000, as compared to cost of revenue of $107,000 for the three months ended July 31, 2014.  The increase in directly attributable to the platform fees relating to our social games and hosting and data center costs related to operating our online games, royalty fees and expenses for hosting celebrity events, primarily appearance and facility fees.

Our gross profit for the three months ended July 31, 2015 was $552,000 as compared to gross profit of $299,000 for the three months ended July 31, 2014.

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

Operating Expenses. For the three months ended July 31, 2015, our total operating expenses were $1,153,000, as compared to total operating expenses of $3,535,000 for the three months ended July 31, 2014. Payroll and related expenses decreased by $319,000 from $673,000 for the three months ended July 31, 2014 to $354,000 for the three months ended July 31, 2015. The 47% reduction of payroll expenses was the result our cost cutting program begun during the second half of our 2015 fiscal year.  We also reduced our general and administrative expenses 40% or $496,000 from $1,234,000 for the three months ended July 31, 2014 to $737,000 for the three months ended July 31, 2015. The reduction of our general and administrative expenses was the result of the same cost cutting program we started last fiscal year.

Other Income (Expense.) For the three months ended July 31, 2015, we had other expenses of $342,000 as compared to other income of $241 for the three months ended July 31, 2014. The increase in these expenses was largely an increase of our interest and amortization expenses related to debt financing.

Net Loss. For the three months ended July 31, 2015, our net loss was $(944,000), as compared to a net loss of $(3,236,000) for the three months ended on July 31, 2014.

Liquidity and Capital Resources. Our total assets were $9,760,000 as of July 31, 2015, which consisted of cash of $170,000, accounts receivable of $180,000, investments of $21,000, inventory of $32,000, prepaid expenses and deposits of $46,000, property and equipment with a net value of $32,000, intangible and other assets of $7,462,000, represented by our domain names and other intellectual property owned, and goodwill of $1,817,400 related to our acquisition of Plaor.

Our current liabilities as of July 31, 2015, where approximately $4,872,000, which is comprised of accounts payable of $185,000, line of credit of $459,000, deferred revenue of $378,000, accrued vacation of $102,000, other accrued liabilities of $267,000, derivative liabilities of 577,000, and notes payable of 2,904,000.   We had no other liabilities and no long-term commitments or contingencies at July 31, 2015.

As of July 31, 2015, we had approximately $170,000 cash. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. The period for which our existing financial resources as well as the financial resources necessary to support our operations involves risks and uncertainties and could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising and social gaming businesses, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions. We remain optimistic about our ability to reduce costs and our net cash burn rate further and are concentrating on optimizing our network of forum properties and social casino games.  However, in addition to generating revenues from our current operations, we will need to raise additional capital to sustain our operations and expand our business to the point at which we are able to operate profitably.

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

Promissory Note and Securities Purchase Agreement with KBM Worldwide, Inc. dated January 23, 2015. Aggregate principle amount of $154,000 and an 8% annual interest rate due October 16, 2015. Now assigned to Vinay Holdings. Vinay Holdings may, at anytime after 180 days of issuance, convert some or the entire principle into our common stock at a conversion price equal to a 39% discount of the lowest trading price as calculated in the note. The initial Note agreement is filed as an exhibit with our Form 8-K dated and filed January 26, 2015. The assignment of the Note to Vinay Holdings was filed as an exhibit with our Form 8-K file January 17, 2015.

Promissory Note and Securities Purchase Agreement with Iconic Holders, LLC dated February 13, 2015. Aggregate principle amount of $108,000 and an 8% annual interest rate due February 16, 2016. Iconic may convert some or the entire principle into our common stock at a conversion price equal to a 40% discount of the lowest trading price as calculated in the note. Filed as an exhibit with our Form 8-K dated and filed February 20, 2015. We extinguished the Note with a payment of $154,440 subsequently on August 10, 2015.

Promissory Note, Warrant Purchase Agreement, and Securities Purchase Agreement with Typenex Co-Investment, LLC dated March 2, 2015. Aggregate principle amount of $168,000 and a 10% annual interest rate due February 2, 2016. Typenex may convert some or the entire principle into our common stock at a conversion price equal to a 35% discount of the lowest trading price as calculated in the note. Filed with our Form 8-K dated and filed March 6, 2015. Additionally we granted Typenex a warrant to purchase a certain number of our common stock shares as calculated in the purchase agreement with an exercise price of $0.10. Filed as an exhibit with our Form 8-K dated and filed March 6, 2015. On July 30, 2015 we extinguished the Note with a payment of $218,934. The Warrant remains in force.

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

On May 4, 2015, we entered into a Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $150,000. The Note bears interest at the rate of 8% per annum, is due and payable on November 4, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

In addition on June 6, 2015, we entered into a similar Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $100,000. The Note bears interest at the rate of 8% per annum, is due and payable on October 16, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

On July 16, 2015 Vinay was assigned the Note formerly hold by KBM Worldwide, Inc dated January 23, 2015. The note is due and payable on October 16, 2015. The assignment was the result of the our prepayment of the Note to KBM Worldwide, Inc with funds invested by Vinay Holdings expressly for the purpose of the Note assignment.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at July 31, 2015.

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

CrowdGather, Inc., a Nevada corporation

September 17, 2015	By:	/s/ Sanjay Sabnani
Sanjay Sabnani
	Its:	President, Secretary, Director
(Principal Executive Officer)

September 17, 2015	By:	/s/ Richard Corredera
Richard Corredera
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

