Form 10-Q
period 2015-10-31
CrowdGather, Inc.
filed 2015-12-18
CIK 1328670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 1, 2015, there were 120,063,572 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	OCTOBER 31, 2015 (UNAUDITED)	APRIL 30, 2015
ASSETS
Current assets
Cash	$16,012	$73,801
Accounts receivable	169,246	214,255
Investments	21,480	21,480
Inventory	31,648	31,744
Prepaid expenses and deposits	56,838	37,389

Total current assets	295,224	378,669

Property and equipment, net of accumulated depreciation of $639,209 and $625,097, respectively	27,033	41,143

Intangible and other assets, net of accumulated amortization of $1,202,716 and $812,846, respectively	7,260,838	7,664,328
Goodwill	1,817,400	1,817,400

Total assets	$9,400,495	$9,901,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$283,089	$184,113
Line of credit	297,415	449,760
Deferred revenue	407,549	278,982
Accrued vacation	101,791	96,564
Other accrued liabilities	264,822	243,821
Convertible notes payable, net of discount	517,431	223,316
Derivative liabilities	378,922	819,240
Notes payable, net of discount	2,710,167	1,455,859
Notes payable to related parties, net of discount	299,336	296,359

Total current liabilities	5,260,522	4,048,014

Stockholders’ equity
Common stock, $0.001 par value, 975,000,000 shares authorized, 120,036,572 and 117,283,509 issued and outstanding, respectively	120,037	117,284
Additional paid-in capital	36,347,828	35,657,048
Accumulated deficit	(32,299,372)	(29,892,286
Accumulated other comprehensive loss	(28,520)	(28,520)

Total stockholders’ equity	4,139,973	5,853,526

Total liabilities and stockholders’ equity	$9,400,495	$9,901,540

See accompanying notes to financial statements.

CROWDGATHER, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED October 31, 2015 AND 2014

UNAUDITED

	Three Months		Six Months
	2015	2014	2015	2014

Revenue	$518,964	$393,734	$1,228,115	$800,324

Cost of revenue	95,976	147,445	253,268	254,914

Gross profit	462,989	246,289	974,847	545,410

Operating expenses
Payroll and related expenses	312,295	573,641	666,489	1,246,683
Stock based compensation	17,900	100,000	78,900	199,000
General and administrative	485,771	1,162,210	1,223,234	2,395,914
Legal settlements, net	-	50,000	-	50,000
Loss on disposal of assets	-	-	-	1,529,262
Total operating expenses	815,966	1,885,851	1,968,623	5,420,859

Loss from operations	(392,977)	(1,639,562)	(993,776)	(4,875,449)

Other income (expense), net
Stated interest and issuance (expense)	(104,916)	(13,749)	(200,859)	(13,508)
Debt discount (expense), net fair value adjustment	(233,911)	-	(419,939)	-
Gain (Loss) on notes payable	(64,785)	2442	(124,412)	2,442
Other interest (expense)	(1,448)	-	(2,236)	-
Total Other income (expense), net	(405,060)	(11,307)	(747,446)	(11,066)

Net loss before provision for income taxes	(798,037)	(1,650,869)	(1,741,222)	(4,886,515)

Provision for income taxes	-	-	800	800

Net loss	$(798,037)	$(1,650,869)	$(1,742,022)	$(4,887,315)

Weighted average shares outstanding- basic and diluted	118,201,197	116,733,508	117,742,353	111,046,333

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

See accompanying notes to financial statements.

CROWDGATHER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014

UNAUDITED

	2015	2014
Cash flows from operating activities:
Net loss	$(1,742,022)	$(4,887,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,492	448,243
Stock-based compensation	78,900	199,000
Loss on disposal of assets	-	1,529,262
Change in fair value of derivative liabilities	(414,692)	(2,442)
Loss on extinguishment of debt	124,412	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10,346	(69,294)
Decrease in inventory	26	113
(Increase) decrease in prepaid expenses and deposits	(10,816)	(18,388)
Increase in accounts payable and accrued liabilities	(36,494)	819,045

Net cash used in operating activities	(1,781,848)	(1,981,776)

Cash flows from investing activities:
Purchase of property and equipment	-	(12,384)
Proceeds from sale of intangible assets, net of fees	16,120	1,430,847
Purchase of intangible assets	-	-

Net cash provided by investing activities	16,120.00	1,418,463

Cash flows from financing activities:
Cash account acquired with the purchase of subsidiary	-	102,358
Proceeds from the issuance of debt	1,611,859	154,000
Payments on capital lease obligations	-	-

Net cash provided by financing activities	1,611,859	256,358

Net increase (decrease) in cash	(153,869)	(306,955)
Cash, beginning of period	169,881	546,158
Cash, end of period	$16,012	$239,203

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$-	$27,538
Accounts payable and accrued liabilities assumed for acquisition of Plaor, Inc.		232,000
Stock-based compensation	$78,900	$199,000
Stock issued for the acquisition of Plaor, Inc.	$-	$6,058,338

See accompanying notes to financial statements.

CROWDGATHER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

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

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2015, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2015, included in our annual report on Form 10-K.

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

Internal-Use Software Development Costs

We expense costs as incurred for internal-use software during the preliminary stages of development. Costs incurred by us during the application development stage are capitalized, subject to their recoverability. All costs incurred after the software has been implemented and is fully operational are expensed as incurred. As of October 31, 2015, we have not capitalized any internal-use software development costs.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  Our comprehensive loss was $798,000 and $1,741,000 for the three and six months ended October 31, 2015, respectively.

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

We have incurred a net loss of $1,741,000 for the six months ended October 31, 2015 and have an accumulated deficit of $32,299,000 as of October 31, 2015, and additional debt or equity financing will be required to fund our activities and to support our operations.  However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

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

Cash and cash equivalent	$102,000
Accounts receivable, Net	87,000
Prepaids and other assets	25,000
Property and equipment	18,000
Amortizable intangible assets:
Trademarks, trade name, licensing and branding	4,240,938
Goodwill allocated	1,817,400

Total assets acquired	6,290,338
Fair value of liabilities assumed	(232,000)
Net fair value	$6,058,338

4.	INVENTORY

As of October 31, 2015, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of approximately $31,000.

5.	INVESTMENTS

Pursuant to our agreement with Human Pheromone Sciences, Inc., we converted our $50,000 advance payment into 714,286 shares of Human Pheromone restricted common stock in January 2012.  These securities are classified as available for sale and are stated at fair value.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2015	April 30, 2015

Furniture, fixtures and office equipment	$34,000	$34,000
Computers, servers and equipment	620,000	620,000
Leasehold improvements	12,000	12,000
	666,000	666,000
Less: accumulated depreciation	(639,000)	(625,000)

	$27,000	$41,000

Depreciation expense was $12,000 and $59,000 for the six months ended October 31, 2015 and 2014, respectively.

7.	CONCENTRATIONS OF CREDIT RISK

As of October 31, 2015 100% of our social game outstanding receivables were derived from three platforms, Facebook, Google, and Apple. This concentration of receivable sources causes us to face significant risks related to both our standing with these platforms and also their commercial success and user participation.

8.	INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. For the six months ended October 31, 2015 and 2014, we recorded $390,000 and $389,000 respectively, of amortization associated with its definite lived intangibles. Intangibles consist of the following:

	Est. Life	October 31, 2015	April 30, 2015

Online forums and related websites	Indefinite	$4,398,000	$4,411,000
Plaor acquisition	5 years	4,066,000	4,066,000
		8,464,000	8,477,000
Less: accumulated amortization		(1,203,000)	(813,000)

		$7,261,000	$7,664,000

During the six months ended October 31, 2015 we recorded reduction of approximately $16,000 of asset value related to online forums and related websites in connection with sale of our PbNation online community to VerticalScope during our 2015 fiscal year.

On August 11, 2015, we acquired the digital assets of CouponsForWeed.com and related mobile application in exchange for a $1,000 cash payment due at closing and 28,571 shares of our $0.001 par value common stock, valued for accounting purposes at $0.05 per share which represented the volume weighted average share price on the closing date of the transaction.

9.	GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As October 31, 2015, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

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

For the three months ended October 31, 2015 and 2014, we recognized $18,000 and $100,000 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

There were no new grants for the three months ended October 31, 2015

A summary of the status of our unvested shares as of October 31, 2015 is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested balance, August 1, 2015	3,210,261	$0.1
Granted	0	-
Vested	(69,688)	0.06
Forfeited/Expired	(261,198)	-

Non-vested balance, October 31, 2015	2,879,375	$0.09

As October 31, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $189,323 which is expected to be recognized over a weighted-average period of approximately 8.71 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

October 31, 2015

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

As of October 31, 2015, we lease approximately 1,309 square feet of office space located at 23945 Calabasas Road, Suite 115, Calabasas California. The term of our lease is for twelve months and expires on June 30, 2016. Our rent is $2,553 per month.

We also rent approximately 10,000 square feet of office space at 12 Channel Street, Boston, MA 02210. The term of our lease is for six years and expires on July 31, 2020. Our rent is $14,000 per month.

13.	SEGMENT INFORMATION

The Company has two (2) principal operating segments, which are (1) forum advertising, and (2) social gaming. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  Interim segment information for sales and related costs for the six months ended October 31, 2015 and 2014 was as follows:

	Six Months Ended October 31, 2015	Six Months Ended October 31, 2014
Revenues:
Forum advertising	257,000	385,000
Social gaming	971,000	415,000
Total revenues	1,228,000	800,000
Cost of Revenues:
Forum advertising	1,000	2,000
Social gaming	252,000	253,000
Total cost of revenues	253,000	255,000
Gross Profit:
Forum advertising	256,000	383,500
Social gaming	719,000	162,000
Total gross profit	975,000	545,500

14.	PROVISION FOR INCOME TAXES

For the years to date ended April 31, 2015 and 2014, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

15.	NOTES PAYABLE AND DERIVATIVE LIABILITIES

Promissory Notes and Note Purchase Agreements

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

On April 17, 2015, we issued a Promissory Note for $238,976 received from Mr. Sanjay Sabnani. The proceeds were used to pay off a short-term convertible note issued to KBM Worldwide, Inc. on October 20, 2014, as well as to provide us with $25,000 in working capital. Under the terms of the note, we agree to repay the $238,976 including interest at 12%. The note, including interest, was due October 20, 2015. Mr. Sabnani has granted a waiver of default and the note is currently in good standing.

On July 16, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement for $50,000 with an investor. As part of the Agreement, we issued to the investor a Promissory Note whereby we will repay the $50,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest is due one year from the issue date.

On July 16, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement for $96,000 with Vinay Holdings. As part of the Agreement, we issued to the Vinay Holdings a Promissory Note whereby we will repay the $96,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest is due one year from the issue date.

On July 23, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement for $372,000 with Vinay Holdings . As part of the Agreement, we issued to Vinay Holdings a Promissory Note whereby we will repay the $372,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest was due 60 days from issue date. Vinay Holdings has granted a waiver of default and the note is currently in good standing.

On August 18, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement for $100,000 with Vinay Holdings . As part of the Agreement, we issued to Vinay Holdings a Promissory Note whereby we will repay the $100,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest was due 60 days from issue date. Vinay Holdings has granted a waiver of default and the note is currently in good standing.

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. James Sacks, a member of our board. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $10,000 including interest at 12%. The note, including interest, is due March 13, 2016.

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. Hazim Ansari, a member of our board. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $10,000 including interest at 12%. The note, including interest, is due March 13, 2016.

On September 17, 2015, we issued a Promissory Note for $10,000 received from Mr. Richard Corredera, our CFO. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $10,000 including interest at 12%. The note, including interest, is due March 15, 2016.

On October 14, 2015, we issued a Promissory Note for $50,000 received from Vinay Holdings. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $50,000 including interest at 12%. The note, including interest, is due April 11, 2016.

On October 22, 2015, we issued a Promissory Note for $40,000 received from Vinay Holdings. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $10,000 including interest at 12%. The note, including interest, is due April 19, 2016.

Notes and Warrant Purchase Agreements

Embedded warrant and host contract summary as of October 31, 2015
Instrument Date	Fair value	Gains (losses)	Carrying Value	Amortization Costs
Nov. 20, 2014	$18,871	$(7,104)	$96,426	$15,658
Nov. 21, 2014	$28,307	$(10,655)	$144,639	$23,488
Dec. 01, 2015	$208,024	$(161,708)	$1,038,400	$343,468
Dec. 02, 2015	$37,743	$(14,207)	$192,852	$31,317

In the cases of each instrument summarized in the table above and detailed in the paragraphs below we determined the embedded warrants attached to the notes meet the definition of a derivative under ASC 815 and require bifurcation and are accounted for as separate embedded derivatives.  We have estimated the fair market value of the embedded derivatives of the notes as the difference between the fair market value of the notes with the conversion feature and the fair market value of the notes without the conversion feature associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the notes with the conversion feature, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the notes without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of our common stock, a risk free interest rate based on the average yield of a similarly termed Treasury Note and the historical volatility of our common stock over a period of similar length to the term of the instrument, all as of the measurement dates. The embedded derivatives were recorded on the balance sheet at their estimated fair values. Debt discounts are amortized over the life of the debt using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative

We have recorded each of the instruments’ derivative liability balances on our balance sheet in the Derivative liabilities account; the carrying amount of each host contract has been recorded in Notes payable, net of discount; on our statement of operations we have recorded gains (losses) resulting from fair value adjustments in Change in fair value of derivative liabilities; we have recognized the amortization costs in Interest expense, net

On November 20, 2014 and November 21, 2014, we entered into two Note and Warrant Purchase Agreements with two investors (“Investors”) providing for the purchase of Secured Promissory Notes (“Notes”) in the aggregate principal amount of $250,000 and warrants to purchase an aggregate amount of 1,250,000 shares of our common stock (the “Warrants”). The Notes were issued on November 20, 2014 and November 21, 2014, respectively. The Notes bear interest at the rate of 12% per annum and were due and payable one year from the date of issuance. The investors have granted waivers of default valid until February 14, 2016 and the notes are currently in good standing. The Warrants grant the Investors the right to purchase five shares of our common stock for every one dollar of principal of the Notes purchased by the Investors at an exercise price equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on November 20, 2014 and November 21, 2014, respectively. In connection with the issuance of the Notes, we entered into a security agreement with the Investors to secure the timely payment and performance in full of our obligations pursuant to the Notes.

On December 2, 2014, we entered a Note and Warrant Purchase Agreement with one investor providing for the purchase of a Secured Promissory Note (“Note”) in the principal amount of $200,000 and warrants to purchase 1,000,000 shares of our common stock (the “Warrants”). The Note was issued and funded on December 2, 2014. The Note bears interest at the rate of 12% per annum and was due and payable one year from the date of issuance. The investors have granted waivers of default and the notes are currently in good standing. The Warrants grant the investor the right to purchase five shares of our common stock for every one dollar of principal of the Note purchased by the investor at an exercise price of $0.11 per share which is equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on the date of issuance. In connection with the issuance of the Note, we entered into a security agreement with the investor to secure the timely payment and performance in full of our obligations pursuant to the Note.

Exchange Notes and Warrant Purchase Agreements

On December 1, 2014, we entered into a separate exchange agreement with each holder (collectively, the “Holders”) of (i) shares of our Series B Preferred Stock (“Preferred Stock”), and (ii) warrants to purchase 10,000,000 shares of our common stock issued in connection with the Preferred Stock (the “Old Warrants”) pursuant to which we issued Secured Promissory Notes (“Exchange Notes”) in the aggregate principal amount of $1,100,000 and warrants to purchase 5,500,000 shares of our common stock (the “Exchange Warrants”) to the Holders in the amounts as specified in the separate Exchange Agreements in exchange for all of the issued and outstanding Preferred Stock and all of the Old Warrants held by the Holders. Following the consummation of the transactions contemplated by each Exchange Agreement, the Preferred Stock and Old Warrants were no longer outstanding, and we removed from reservation 30,000,000 shares of common stock underlying the Preferred Stock and Old Warrants. The Notes bear interest at the rate of 12% per annum and were due and payable one year from the date of issuance.  The investors have granted waivers of default and the notes are currently in good standing. The Exchange Warrants grant the Holders the right to purchase five shares of our common stock for every one dollar of principal of the Exchange Notes issued to the Holders at an exercise price equal to $0.11 per share.  The Exchange Warrants have an exercise term equal to five years and are exercisable commencing on December 3, 2014. In connection with the issuance of the Exchange Notes, we entered into a security agreement with the Holders to secure the timely payment and performance in full of our obligations pursuant to the Exchange Notes.

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

Note, Securities Purchase Agreement, and Warrant Purchase Agreement

Embedded convertible feature and host contract summary as of October 31, 2015
Instrument Date	Fair value	Gains (losses)	Carrying Value	Amortization Costs
Jan. 23, 2015	$97,800	$(23,417)	$170,812	$144,315
Feb. 16, 2015	$0	$(9,369)	$0	$40,848
Mar. 25, 2015	$0	$(32,487)	$0	$19,603
May 5, 2015	$21,795	$50,579	$164,161	$86,534
Jun. 6, 2015	$18,114	$21,205	$112,993	$52,312
Sep. 21, 2015	$103,573	$316	$69,464	$12,666

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

Note #1

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

During the first 180 days following the date of the Note, we had the right to prepay the principal and accrued but unpaid interest due under the Note, together with any other amounts we may owe the holder under the terms of the Note, at a graduating premium ranging from 105% to 135% of face value. After this initial 180 day period, we do not have a right to prepay the note without written consent from Iconic. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

On August 10, 2015 we elected to prepay the Note. We fully extinguished the Note with a payment of $154,440 constituting a repayment of the principal as well as accrued interest and a 35% prepayment fee.

Note #2

On September 21, 2015, we entered into an additional Note Purchase Agreement with Iconic providing for the purchase of a second Convertible Promissory Note ("Second Note") in the aggregate principal amount of $162,000. On September 21, 2015, the Second Note was funded and we received $150,000 with $12,000 retained by Iconic through an original issue discount for due diligence and legal expenses related to this transaction. The proceeds of the Second Note where used to extinguish the outstanding JMJ Financial note (see below) in addition to general working capital. The Second Note bears interest at the rate of 8% per annum, is due and payable on February 13, 2016. Iconic shall have the right to convert any unpaid sums into our common stock at the rate of 60% of the lowest trading price reported in the 15 days prior to date of conversion, subject to adjustment as described in the Second Note. The Second Note also provides that Iconic will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by Iconic and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock.

During the first 180 days following the date of the Second Note, we have the right to prepay the principal and accrued but unpaid interest due under the Second Note, together with any other amounts we may owe the holder under the terms of the Second Note, at a graduating premium ranging from 105% to 135% of face value. After this initial 180 day period, we do not have a right to prepay the note without written consent from Iconic. The Second Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Second Note in the event of such defaults.

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

On September 22, 2015 we elected to prepay the Note. We fully extinguished the Note with a payment of $121,333 constituting a repayment of the principal as well as accrued interest and a 50% prepayment fee.

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

Additionally, we granted Typenex warrants (“Warrants”) to purchase shares of our common stock, $.001 par value. The Warrants will entitle the holder to purchase a number of shares equal to $84,000 divided by the Conversion Factor multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding March 2, 2015, as such number may be adjusted from time to time pursuant to the terms of the Warrants. The Warrants are exercisable for five years at $0.10 per share subject to certain anti-dilution provisions set forth in the Warrants. On September 23, 2015 Typenex elected to fully exercise their Warrants and were issued 2,724,493 shares according to the terms of the agreement.

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

On July 16, 2015 Vinay was assigned the Note formerly held by KBM Worldwide, Inc. dated January 23, 2015. The note was due and payable on October 16, 2015. Vinay has granted a waiver of default and the note is currently in good standing. The assignment was the result of our prepayment of the Note to KBM Worldwide, Inc. with funds invested by Vinay Holdings expressly for the purpose of the Note assignment.

16.	DEPARTURES OF OFFICERS AND DIRECTORS

On July 16, 2015, Jonathan Weiss resigned as our Chief Financial Officer. Mr. Weiss's resignation was not the result of any disagreement with our policies, practices or procedures.  Mr. Weiss continues to hold 320,000 shares of our restricted common stock or approximately 0.3% of the issued and outstanding common.

On July 16, 2015, the Board of Directors appointed Richard Corredera as our new Chief Financial Officer. Mr. Corredera joined CrowdGather in May 2014 resulting from the merger with Plaor, Inc., and has served, and will continue to serve, as our Chief Operating Officer. Mr. Corredera has approximately 20 years of experience in software engineering, systems design and business development.  From April 2012 to the present, Mr. Corredera has served as President and Chief Operating Officer of Plaor where he manages the business operations of Plaor including strategic business development, compliance, and accounting.  Mr. Corredera is an enrolled agent and admitted to practice before the Internal Revenue Service.

On July 17, 2015, Jonathan Dariyanani resigned as a director of CrowdGather, Inc.  Mr. Dariyanani's resignation was not the result of any disagreement with our policies, practices, or procedures.

17.	SUBSEQUENT EVENTS

On November 15, 2015, we issued a Promissory Note for $50,000 received from Vinay Holdings.  The proceeds are used to provide us with working capital.  Under the terms of the Note, we agree to repay the principal including interest at 12%. The Note, including interest, is due November 15, 2016.

On December 1, 2015, we issued a Promissory Note for $50,000 received from Vinay Holdings.  The proceeds are used to provide us with working capital.  Under the terms of the Note, we agree to repay the principal including interest at 12%. The Note, including interest, is due December 1, 2016.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended October 31, 2015.

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

Throughout the last three quarters we have explored the feasibility of launching a cannabis and technology focused crowd-funding platform. Although we believe there is a strong future market for such an offering we have recently concluded to focus our expansion effort more narrowly on our digital publishing and brands business due to the risk profile of both general crowd-funding businesses and specifically financial services businesses focused on the cannabis sector. We continue to be committed to developing a strong business in the digital cannabis space and we are looking forward to leveraging our community building, marketing, and business intelligence capabilities to provide targeted digital cannabis services in the coming months.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2015, together with notes thereto, which are included in this report.

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

	Three Months Ended October 31, 2015	Six Months Ended October 31, 2015
Bookings to Revenue Reconciliation:
Forum Revenue	$119,000.00	$257,000.00
Social Gaming Revenue	399,000.00	971,000.00
Changes to Social Gaming Deferred Revenue	39,000.00	(28,000.00)
Changes to Deferred Allowance for Social Gaming Refunds and Charge-backs	(10,000.00)	(4,000.00)
Changes in Accrued Social Gaming Transaction Fees	(35,000.00)	(35,000.00)
Bookings	$512,000.00	$1,161,000.00

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

Social Gaming Performance Metrics Three Months Ended October 31, 2015 and 2014
	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014
Average Daily Bookings	$4,749	$5,740
ABPU	$.29	$.24
Average DAU	16,542	24,154
Average MAU	59,747	118,727
Average DUP	208	287
Average MUP	1,819	2,567

Taken together we believe bookings, DAU, MAU, DUP, MUP, and ABPU reflect a key data set for the understanding and management of Mega Fame Casino.  Our managers, developers, and product managers focus on these metrics to measure and improve the overall economic value of various elements within the social game experience.

Overall we have seen a decrease of 21% in Average Daily Bookings from the three months ended October 31, 2014 and the three months ended October 31, 2015. During the same period of time we have increased our ABPU 21% from $0.24 to $0.29. The changes are the result of an overall reduction in our DAU, from 24,000 to 17,000, combined with an increased focus on pre-player monetization techniques aimed to increased players’ individual bookings potential. We believe the expanding diversity of slot machines is a key factor in our players’ monetization behaviors. We anticipate continuing to add new slot machines to our casino at a steady pace throughout the upcoming year and furthermore we expect to continue to work with our slot machine partners to license additional slot themes for future additions to the casino.

Our user count metrics have fallen between the two compared periods with our average DAU falling 29% from 24,000 in the second fiscal quarter of 2014 to 17,000 in second fiscal quarter of 2015; our average MAU fell 50% from 119,000 to 60,000 between the same two periods. The reduction in average DAU and MAU are largely the result of refocused advertising efforts on top-tier locales and higher value users along with a significant reduction in our overall advertising spending. We believe our ability to improve our ratio of daily players over monthly players (DAU/MAU) from 20% in the second fiscal quarter of 2014 to 28% in the second fiscal quarter of 2015 is a signal our strategy has been effective.

We anticipate in the coming fiscal year to focus from growth of our ABPU and DAU/MAU performance to a focus on an increase of our average DAU and MAU. It is our belief that the casino has achieved a sufficient level of monetization and retention performance levels that it can now more effectively support expansion of our player count.

For the three months ended October 31, 2015, as compared to the three months ended October 31, 2014.

Results of Operations

Revenues and Gross Profit. We realized revenues of $519,000 for the three months ended October 31, 2015, as compared to revenues of $394,000 for the three months ended October 31, 2014.  The increase of approximately 32% between comparable periods was driven primarily by revenue related to Mega Fame Casino. We continue to focus on the refinement of monetization and retention systems within Mega Fame Casino with the goal of driving the increased per player revenue and play characteristics possible.

Our cost of revenue for the three months ended October 31, 2015 was approximately $96,000, as compared to cost of revenue of $147,000 for the three months ended October 31, 2014.  As we work to enhance the per-player efficiency of our in game systems our cost of revenue has declined as a result of an overall lower transaction volume and a reduction of certain marketing campaigns.

Our gross profit for the three months ended October 31, 2015 was $463,000 as compared to gross profit of $246,000 for the three months ended October 31, 2014.

Operating Expenses. For the three months ended October 31, 2015, our total operating expenses were $816,000, as compared to total operating expenses of $1,886,000 for the three months ended October 31, 2014. Payroll and related expenses decreased by $262,000 from $574,000 for the three months ended October 31, 2014 to $312,000 for the three months ended October 31, 2015. The reduction of payroll expenses was the result our cost cutting program begun during the second half of our 2015 fiscal year. That cost cutting effort has largely concluded and our expectation is that our payroll and related expenses will remain at their current levels for at least the next two quarters. We also reduced our general and administrative expenses approximately 58% or $676,000 from $1,162,000 for the three months ended October 31, 2014 to $486,000 for the three months ended October 31, 2015. The reduction of our general and administrative expenses was the result of the same cost cutting program we started last fiscal year.

Other Income (Expense.) For the three months ended October 31, 2015, we had other expenses of $405,000 as compared to other expenses of $11,000 for the three months ended October 31, 2014. The increase in these expenses was largely an increase of our interest and amortization expenses related to debt financing.

Net Loss. For the three months ended October 31, 2015, our net loss was $(798,000), as compared to a net loss of $(1,651,000) for the three months ended on October 31, 2014.

For the six months ended October 31, 2015, as compared to the six months ended October 31, 2014.

Results of Operations

Revenues and Gross Profit. We realized revenues of $1,228,000 for the three months ended October 31, 2015, as compared to revenues of $800,000 for the six months ended October 31, 2014.  The increase of approximately 54% between comparable periods was driven primarily by revenue related to Mega Fame Casino. We continue to focus on the refinement of monetization and retention systems within Mega Fame Casino with the goal of driving the increased per player revenue and play characteristics possible.

Our cost of revenue for the six months ended October 31, 2015 was approximately $253,000, as compared to cost of revenue of $255,000 for the six months ended October 31, 2014.  Our cost of revenue has declined with our continued optimization and elimination of less effective marketing campaigns and a focus on per-player monetization and retention systems in Mega Fame Casino.

Our gross profit for the six months ended October 31, 2015 was $975,000 as compared to gross profit of $545,000 for the six months ended October 31, 2014.

Operating Expenses. For the six months ended October 31, 2015, our total operating expenses were $1,969,000, as compared to total operating expenses of $5,421,000 for the six months ended October 31, 2014. Payroll and related expenses decreased by $518,000 from $1,247,000 for the six months ended October 31, 2014 to $666,000 for the six months ended October 31, 2015. The reduction of payroll expenses was the result our cost cutting program begun during the second half of our 2015 fiscal year. That cost cutting effort has largely concluded and our expectation is that our payroll and related expenses will remain at their current levels for at least the next two quarters. We also reduced our general and administrative expenses by $1,173,000 from $2,396,000 for the six months ended October 31, 2014 to $1,223,000 for the six months ended October 31, 2015. The reduction of our general and administrative expenses was the result of the same cost cutting program we started last fiscal year.

Other Income (Expense.) For the six months ended October 31, 2015, we had other expenses of $747,000 as compared to other expenses of $11,000 for the six months ended October 31, 2014. The increase in these expenses was largely an increase of our interest and amortization expenses related to debt financing.

Net Loss. For the six months ended October 31, 2015, our net loss was $(1,742,000), as compared to a net loss of $(4,887,000) for the six months ended on October 31, 2014.

Liquidity and Capital Resources. Our total assets were $9,400,000 as of October 31, 2015, which consisted of cash of $16,000, accounts receivable of $169,000, investments of $21,000, inventory of $32,000, prepaid expenses and deposits of $57,000, property and equipment with a net value of $27,000, intangible and other assets of $7,259,000, represented by our domain names and other intellectual property owned, and goodwill of $1,817,000 related to our acquisition of Plaor.

Our current liabilities as of October 31, 2015, were approximately $5,261,000, which is comprised of accounts payable of $283,000, line of credit of $297,000, deferred revenue of $408,000, accrued vacation of $102,000, other accrued liabilities of $265,000, derivative liabilities of 379,000, and notes payable of 3,526,000.   We had no other liabilities and no long-term commitments or contingencies at October 31, 2015.

As of October 31, 2015, we had approximately $16,000 cash. Subsequent to October 31, 2015 we have raised additional debt financing but estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. The period for which our existing financial resources as well as the financial resources necessary to support our operations involves risks and uncertainties and could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising and social gaming businesses, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions. We remain optimistic about our ability to increase revenues in the coming months and are concentrating on optimizing our network of forum properties and social casino games.  However, in addition to generating revenues from our current operations, we will need to raise additional capital to sustain our operations and expand our business to the point at which we are able to operate profitably.

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

Promissory Note and Securities Purchase Agreement with KBM Worldwide, Inc. dated January 23, 2015. Aggregate principle amount of $154,000 and an 8% annual interest rate due October 16, 2015. Now assigned to Vinay Holdings. Vinay Holdings may, at any time after 180 days of issuance, convert some or the entire principle into our common stock at a conversion price equal to a 39% discount of the lowest trading price as calculated in the note. The initial Note agreement is filed as an exhibit with our Form 8-K dated and filed January 26, 2015. The assignment of the Note to Vinay Holdings was filed as an exhibit with our Form 8-K file January 17, 2015.

On May 4, 2015, we entered into a Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $150,000. The Note bears interest at the rate of 8% per annum, was due and payable on November 4, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. Vinay has granted a waiver of default and the note is currently in good standing.

In addition on June 6, 2015, we entered into a similar Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $100,000. The Note bears interest at the rate of 8% per annum, was due and payable on October 16, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. Vinay has granted a waiver of default and the note is currently in good standing.

On July 16, 2015 Vinay was assigned the Note formerly held by KBM Worldwide, Inc dated January 23, 2015. The note was due and payable on October 16, 2015. The assignment was the result of our prepayment of the Note to KBM Worldwide, Inc with funds invested by Vinay Holdings expressly for the purpose of the Note assignment. Vinay has granted a waiver of default and the note is currently in good standing.

Promissory Note and Securities Purchase Agreement with Iconic Holders, LLC dated September 21, 2015. Aggregate principle amount of $162,000 and an 8% annual interest rate due February 13, 2016. Iconic may convert some or the entire principle into our common stock at a conversion price equal to a 40% discount of the lowest trading price as calculated in the note. Filed as an exhibit with our Form 8-K dated and filed September 21, 2015.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at October 31, 2015.

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

CrowdGather, Inc., a Nevada corporation

December 18, 2015	By:	/s/ Sanjay Sabnani
Sanjay Sabnani
	Its:	President, Secretary, Director
(Principal Executive Officer)

December 18, 2015	By:	/s/ Richard Corredera
Richard Corredera
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)