Form 10-Q/A
period 2015-10-31
CrowdGather, Inc.
filed 2016-02-01
CIK 1328670

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Crowdgather, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on December 18, 2015, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 6 of Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three months ended October 31, 2015.

2

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1)
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.ins	Instance Document (2)
101.sch	XBRL Taxonomy Schema Document (2)
101.cal	XBRL Taxonomy Calculation Linkbase Document (2)
101.def	XBRL Taxonomy Definition Linkbase Document (2)
101.lab	XBRL Taxonomy Label Linkbase Document (2)
101.pre	XBRL Taxonomy Presentation Linkbase Document (2)

(1)	Included in the Registrant’s Quarterly Report on Form 10-Q filed on December 18, 2015.
(2)	Filed herewith.

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CrowdGather, Inc., a Nevada corporation

February 01, 2016	By:	/s/ Sanjay Sabnani
Sanjay Sabnani
	Its:	President, Secretary, Director
(Principal Executive Officer)

February 01, 2016	By:	/s/ Richard Corredera
Richard Corredera
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

4