Form 10-Q
period 2016-01-31
CrowdGather, Inc.
filed 2016-04-13
CIK 1328670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of March 9, 2016, there were 120,036,572 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWDGATHER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ Rounded to the nearest $1,000)

	JANUARY 31, 2016 (UNAUDITED)	APRIL 30, 2015
ASSETS
Current assets
Cash	$24,000	$74,000
Accounts receivable	151,000	214,000
Investments	21,000	21,000
Inventory	32,000	32,000
Prepaid expenses and deposits	55,000	37,000
Total current assets	283,000	378,000

Property and equipment, net of accumulated depreciation of $644,000 and $625,000 respectively	22,000	41,000

Intangible and other assets, net of accumulated amortization of $1,389,000 and $813,000 respectively	7,074,000	7,664,000
Goodwill	1,817,000	1,817,000

Total assets	$9,196,000	$9,900,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable, accrued interest, and other current liabilities	$858,000	$524,000
Line of credit	130,000	450,000
Deferred revenue	366,000	279,000
Convertible notes payable, net of discount	338,000	223,000
Derivative liabilities	138,000	819,000
Notes payable, net of discount	3,032,000	1,456,000
Notes payable to related parties, net of discount	350,000	296,000

Total current liabilities	5,212,000	4,047,000

Stockholders’ equity
Common stock, $0.001 par value, 975,000,000 shares authorized, 120,036,572 and 117,283,509 issued and outstanding, respectively	120,000	117,000
Additional paid-in capital	36,090,000	35,657,000
Accumulated deficit	(32,197,000)	(29,892,000)
Accumulated other comprehensive loss	(29,000)	(29,000)

Total stockholders’ equity	3,984,000	5,853,000

Total liabilities and stockholders’ equity	$9,196,000	$9,900,000

See accompanying notes to financial statements.

CROWDGATHER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016 AND 2015

UNAUDITED

(Rounded to the nearest $1,000, except shares outstanding and loss per share)

	Three Months		Nine Months
	2016	2015	2016	2015

Revenue	$516,000	$691,000	$1,744,000	$1,491,000

Cost of revenue	133,000	174,000	386,000	428,000

Gross profit	383,000	517,000	1,358,000	1,063,000

Operating expenses
Payroll and related expenses	274,000	519,000	940,000	1,765,000
Stock based compensation	18,000	118,000	97,000	317,000
General and administrative	443,000	981,000	1,683,000	3,377,000
Legal settlements, net	-	-	-	50,000
Loss on disposal of assets	-	-	-	1,529,000
Total operating expenses	735,000	1,618,000	2,720,000	7,038,000

Loss from operations	(352,000)	(1,101,000)	(1,362,000)	(5,975,000)

Other income (expense), net
Stated interest and issuance (expense)	(222,000)	(34,000)	(423,000)	(48,000)
Debt discount (expense), net fair value adjustment	(139,000)	(505,000)	(567,000)	(503,000)
Gain (Loss) on notes payable	-	-	93,000	-
Other interest (expense)	(43,000)	-	(45,000)	-
Total Other income (expense), net	(404,000)	(539,000)	(942,000)	(551,000)

Net loss before provision for income taxes	(756,000)	(1,640,000)	(2,304,000)	(6,526,000)

Provision for income taxes	-	-	1,000	1,000

Net loss	$(756,000)	$(1,640,000)	$(2,305,000)	$(6,527,000)

Weighted average shares outstanding- basic and diluted	120,036,572	116,842,747	117,742,353	113,014,884

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)

See accompanying notes to financial statements.

CROWDGATHER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016 AND 2015

UNAUDITED

($ Rounded to the nearest $1,000)

	2016	2015

Cash flows from operating activities:
Net loss	$(2,305,000)	$(6,527,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599,000	684,000
Stock-based compensation	97,000	317,000
Loss on disposal of assets		1,529,000
Debt discount expense, net fair value adjustment	567,000	503,000
Gain on extinguishment of debt	(93,000)	-
Stated interest and issuance expense	423,000	48,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	63,000	(44,000)
(Increase) decrease in prepaid expenses and deposits	(18,000)	16,000
Increase in accounts payable and accrued liabilities	89,000	898,000

Net cash used in operating activities	(578,000)	(2,576,000)

Cash flows from investing activities:
Purchase of property and equipment		(12,000)
Proceeds from sale of intangible assets	11,000	1,431,000

Net cash provided by investing activities	11,000	1,419,000

Cash flows from financing activities:
Cash account acquired with the purchase of subsidiary		102,000
Note extinguishment	(709,000)
Line of Credit	(330,000)
Proceeds from the issuance of debt	1,556,000	759,000

Net cash provided by financing activities	517,000	861,000

Net increase (decrease) in cash	(50,000)	(296,000)
Cash, beginning of period	74,000	546,000
Cash, end of period	$24,000	$250,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$800	$800
Non-cash transactions:
Purchase of property and equipment	$-	$28,000
Accounts payable and accrued liabilities assumed for acquisition of Plaor, Inc.		232,000
Stock-based compensation	$97,000	$317,000
Stock issued for the acquisition of Plaor, Inc.	$-	$6,058,338

See accompanying notes to financial statements.

CROWDGATHER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016

(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is a social networking, internet company that specializes in developing and hosting forum based websites and provides targeted advertising and marketing services for online customers.  Through our merger with Plaor, Inc on May 19, 2014, we also develop, market and operate online social games as live services played over the Internet and on social networking sites and mobile platforms. Plaor’s initial social gaming platform is a simulated casino environment referred to as Mega Fame Casino.  We are headquartered in Calabasas, California, and were incorporated under the laws of the State of Nevada on April 20, 2005. On March 18, 2016, subsequent to the end of the quarter reported in this report, we sold Plaor, Inc.

Principles of Consolidation

The accompanying consolidated financial statements include our activities and our wholly-owned subsidiaries, Adisn, Inc. and Plaor, Inc.  All intercompany transactions have been eliminated.

Basis of Presentation

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2016, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended April 30, 2015, included in our annual report on Form 10-K.

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

Intangible assets that are determined to have definite lives are amortized over the shorter of their legal lives or their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC 360, Property, Plant and Equipment discussed below. We recognized no impairment during the three or nine months ended January 31, 2016.

Impairment of Long-Lived Assets

In accordance with ASC 360, we estimate the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when qualitative events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value. We recognized no impairment during the three or nine months ended January 31, 2016.

Investments

Investments are classified as available for sale and consist of marketable equity securities. Investments are stated at fair value and unrealized holding gains and losses, net of the related tax effect, are reported as a component of accumulated other comprehensive income until realized. Realized gains or losses on disposition of investments are computed on the “specific identification” method and are reported as income or loss in the period of disposition on our consolidated statements of operations.

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

Internal-Use Software Development Costs

We expense costs as incurred for internal-use software during the preliminary stages of development. Costs incurred during the application development stage are capitalized, subject to their recoverability. All costs incurred after the software has been implemented and is fully operational are expensed as incurred. As of January 31, 2016, we have not capitalized any internal-use software development costs.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  We incurred no items of comprehensive loss during either the three of nine months ended January 31, 2016. As a result, comprehensive loss and our net loss were identical at $756,000 and $2,304,000 for the three and nine months ended January 31, 2016, respectively.

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

We have incurred a net loss of $2,305,000 for the nine months ended January 31, 2016 and have an accumulated deficit of $32,197,000 as of January 31, 2016, and additional debt or equity financing will be required to fund our activities and to support our operations.  However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained.

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

Cash and cash equivalent	$102,000
Accounts receivable, Net	87,000
Prepaids and other assets	25,000
Property and equipment	18,000
Amortizable intangible assets:
Trademarks, trade name, licensing and branding	4,066,000
Goodwill allocated	1,817,000

Total assets acquired	6,115,000
Fair value of liabilities assumed	(232,000)
Net fair value	$5,883,000

In addition, in connection with the Merger, Hazim Ansari was appointed a director of CrowdGather.  See our Current Report on Form 8-K filed on May 5, 2014.

4.	INVENTORY

As of January 31, 2016, inventory consisted of all finished goods of our synthetic human pheromone consumer products in the amount of approximately $32,000.

5.	INVESTMENTS

Our investments consist of 714,286 shares of Human Pheromone, Inc. restricted common stock acquired in January 2012.  These securities are classified as available for sale and are stated at fair value.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2016	April 30, 2015

Furniture, fixtures and office equipment	$34,000	$34,000
Computers, servers and equipment	620,000	620,000
Leasehold improvements	12,000	12,000
	666,000	666,000
Less: accumulated depreciation	(644,000)	(625,000)

	$22,000	$41,000

Depreciation expense was $19,000 and $83,000 for the nine months ended January 31, 2016 and 2015, respectively.

7.	CONCENTRATIONS OF CREDIT RISK

As of January 31, 2016 and 2015, our top five customers accounted for approximately 60% and 88% of our outstanding receivables, respectively. In addition, our top five customers accounted for approximately 80% and 77% of our sales for the nine months ended January 31, 2016 and 2015, respectively.

Additionally, Facebook is a significant distribution, marketing, promotion and payment platform for our social games. Approximately 85% of our social gaming revenue for both the three months and the nine months ended January 31, 2016 was generated from players who accessed our games through Facebook. Furthermore, Facebook serves as our primary platform to acquire and retain users via their advertising platform. As of January 31, 2016 our line of credit with Facebook carried a balance of approximately $130,000.

8.	INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Intangibles consist of the following:

	Est. Life	January 31, 2016	April 30, 2015

Online forums and related websites	Indefinite	$4,397,000	$4,411,000
Plaor acquisition	5 years	4,066,000	4,066,000
		8,463,000	8,477,000
Less: accumulated amortization		(1,389,000)	(813,000)

		$7,074,000	$7,664,000

During the year ended April 30, 2015, we recorded $4,241,000 of trademarks and branding assets relating to the merger with Plaor. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our valuation estimate.  Offsetting this was $175,000 of certain marks, social media accounts and domain names transferred to Hollywood Casinos LLC as part of a settlement agreement.

On August 11, 2015, we acquired the digital assets of CouponsForWeed.com and related mobile application in exchange for a $1,000 cash payment due at closing and 28,571 shares of our $0.001 par value common stock, valued for accounting purposes at $0.05 per share which represented the volume weighted average share price on the closing date of the transaction.

In May 2014 we entered into a web site purchase agreement to sell the online forum PbNation.com and related website and domain name to VerticalScope, Inc for $1,380,000 in cash.  The cost of the online forums and websites was approximately $2,834,000 and as a result, we recorded a loss on sale of these assets of approximately $1,529,000, after amounts held in escrow and fees of approximately $75,500.

9.	GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.  As January 31, 2016, we determined that the fair value of the goodwill exceeded its carrying value and therefore goodwill was not impaired.

During the nine months ended January 31, 2015, we recorded $1,817,000 of goodwill relating to the merger with Plaor, The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our management’s valuation estimate.

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

On December 1, 2014, we entered into a separate exchange agreement with each holder (collectively, the “Holders”) of (i) shares of our Series B Preferred Stock (“Preferred Stock”), and (ii) warrants to purchase 10,000,000 shares of common stock issued in connection with the Preferred Stock (the “Old Warrants”) pursuant to which we issued Secured Promissory Notes (“Exchange Notes”) in the aggregate principal amount of $1,100,000 and warrants to purchase 5,500,000 shares of our common stock (the “Exchange Warrants”) to the Holders in the amounts as specified in the separate Exchange Agreements in exchange for all of the issued and outstanding Preferred Stock and all of the Old Warrants held by the Holders. Following the consummation of the transactions contemplated by each Exchange Agreement, the Preferred Stock and Old Warrants were no longer outstanding, and we removed from reservation 30,000,000 shares of common stock underlying the Preferred Stock and Old Warrants. The Exchange Warrants grant the Holders the right to purchase five shares of our common stock for every one dollar of principal of the Exchange Notes issued to the Holders at an exercise price equal to $0.11 per share.  The Exchange Warrants have an exercise term equal to five years and are exercisable commencing on December 3, 2014. In connection with the issuance of the Exchange Notes, we entered into a security agreement with the Holders to secure the timely payment and performance in full of our obligations pursuant to the Exchange Notes.  The Holders granted a waiver of default and the agreements are currently in good standing.

11.	STOCK OPTIONS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

For the three months ended January 31, 2016 and 2015, we recognized $18,000 and $118,000 while for the nine months ended January 31, 2016 and 2015, we recognized $97,000 and $317,000 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 505.

A summary of the status of our unvested shares as of January 31, 2016 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested balance, November 1, 2015	2,879,000	$0.09
Granted	0	-
Vested	(70,000)	0.06
Forfeited/Expired	(115,000)	-

Non-vested balance, January 31, 2016	2,694,000	$0.09

As January 31, 2016, total unrecognized stock-based compensation cost related to unvested stock options was $187,000 which is expected to be recognized over a weighted-average period of approximately 8.73 years.

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

On November 25, 2015, we received Notice of Service Process related to a complaint filed with the District Court of California by FameFlynet Inc. and BWP Media USA.  The complaint alleged copyright infringement stemming from content posted to our forum network by users not affiliated with CrowdGather, Inc.  We intend to vigorously defend our interests and generally believe the suit to be without merit.

13.	SEGMENT INFORMATION

The Company has two (2) principal operating segments, which are (1) forum advertising, and (2) social gaming. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  Interim segment information for sales and related costs for the three and nine ended January 31, 2016 was as follows:

	Three Months Ended January 31, 2016	Three Months Ended January 31, 2015	Nine Months Ended January 31, 2016	Nine Months Ended January 31, 2015
Revenues:
Forum advertising	98,000	143,000	355,000	528,000
Social gaming	418,000	548,000	1,389,000	963,000
Total revenues	516,000	691,000	1,744,000	1,491,000
Cost of Revenues:
Forum advertising	1,000	1,000	2,000	3,000
Social gaming	132,000	173,000	384,000	426,000
Total cost of revenues	133,000	174,000	386,000	429,000
Gross Profit:
Forum advertising	97,000	142,000	353,000	525,000
Social gaming	286,000	375,000	1,005,000	537,000
Total gross profit	383,000	517,000	1,358,000	1,062,000

For the quarter ended January 31	Forum Advertising	Social Gaming
2016
Total Assets	4,570,302	4,626,421

14.	NOTES PAYABLE AND DERIVATIVE LIABILITIES

Related Party Notes, Promissory Notes, and Note Purchase Agreements

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

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. James Sacks, a member of our board. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $10,000 including interest at 12%. The note, including interest, is due March 13, 2016. Mr. Sacks has granted a waiver of default and the note is currently in good standing

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. Hazim Ansari, a member of our board. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $10,000 including interest at 12%. The note, including interest, is due March 13, 2016. Mr. Ansari has granted a waiver of default and the note is currently in good standing

On September 17, 2015, we issued a Promissory Note for $10,000 received from Mr. Richard Corredera, our CFO. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $10,000 including interest at 12%. The note, including interest, is due March 15, 2016. Mr. Corredera has granted a waiver of default and the note is currently in good standing

On October 14, 2015, we issued a Promissory Note for $50,000 received from Vinay Holdings. The proceeds will be used for general working capital. Under the terms of the note, we agree to repay the $50,000 including interest at 12%. The note, including interest, is due April 11, 2016.

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

Notes and Warrant Purchase Agreements

Embedded warrant and host contract summary as of January 31, 2016
	Host Contract
Instrument Date	Carrying Value	Unamortized Discount
Nov. 20, 2014	$100,000	$-
Nov. 21, 2014	$150,000	$-
Dec. 01, 2015	$1,100,000	$-
Dec. 02, 2015	$200,000	$-

In the cases of each instrument summarized in the table above and detailed in the paragraphs below we determined the embedded warrants attached to the notes meet the definition of a derivative under ASC 815 and require bifurcation and are accounted for as separate embedded derivatives.  We have estimated the fair market value of the embedded derivatives of the notes as the difference between the fair market value of the notes with the conversion feature and the fair market value of the notes without the conversion feature associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the notes with the conversion feature, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the notes without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of our common stock, a risk free interest rate based on the average yield of a similarly termed Treasury Note and the historical volatility of our common stock over a period of similar length to the term of the instrument, all as of the measurement dates. The embedded derivatives were recorded on the balance sheet at their estimated fair values. Debt discounts are amortized over the life of the debt using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative

We have recorded each of the instruments’ derivative liability balances on our balance sheet in the Derivative liabilities account; the carrying amount of each host contract has been recorded in Notes payable, net of discount; on our statement of operations we have recorded gains (losses) resulting from fair value adjustments in Change in fair value of derivative liabilities; we have recognized the amortization costs in Interest expense, net

On November 20, 2014 and November 21, 2014, we entered into two Note and Warrant Purchase Agreements  with two investors (“Investors”) providing for the purchase of Secured Promissory Notes (“Notes”) in the aggregate principal amount of $250,000 and warrants to purchase an aggregate amount of 1,250,000 shares of our common stock (the “Warrants”). The Notes were issued on November 20, 2014 and November 21, 2014, respectively. The Notes bear interest at the rate of 12% per annum and were due and payable one year from the date of issuance. The investors have granted waivers of default valid until April 17, 2016 and the notes are currently in good standing. The Warrants grant the Investors the right to purchase five shares of our common stock for every one dollar of principal of the Notes purchased by the Investors at an exercise price equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on November 20, 2014 and November 21, 2014, respectively. In connection with the issuance of the Notes, we entered into a security agreement with the Investors to secure the timely payment and performance in full of our obligations pursuant to the Notes.

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

Note, Securities Purchase Agreement, and Warrant Purchase Agreement

Embedded conversion feature and host contract summary as of January 31, 2016
	Conversion Feature		Host Contract
Instrument Date	Fair Value	Change in Fair Value	Carrying Value	Unamortized Discount
Jan. 23, 2015	$104,000	$49,000	$150,000	-
May 4, 2015	$97,000	$49,000	$150,000	-
Jun. 6, 2015	$65,000	$21,000	$100,000	-
Sep. 21, 2015	$195,000	$(3,500)	$162,000	$92,000

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

Iconic Holdings, LLC

Note #1

On February 13, 2015, we entered into a Note Purchase Agreement with Iconic Holdings, LLC (“Iconic”) providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $108,000. On February 13, 2015, the Note was funded and we received $100,000 with $8,000 retained by Iconic through an original issue discount for due diligence and legal expenses related to this transaction. The Note bears interest at the rate of 8% per annum, was due and payable on February 13, 2016. Iconic shall have the right to convert any unpaid sums into our common stock at the rate of 60% of the lowest trading price reported in the 15 days prior to date of conversion, subject to adjustment as described in the Note. The Note also provides that Iconic will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by Iconic and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock.

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

Note #2

On September 21, 2015, we entered into an additional Note Purchase Agreement with Iconic providing for the purchase of a second Convertible Promissory Note ("Second Note") in the aggregate principal amount of $162,000. On September 21, 2015, the Second Note was funded and we received $150,000 with $12,000 retained by Iconic through an original issue discount for due diligence and legal expenses related to this transaction. The proceeds of the Second Note where used to extinguish the outstanding JMJ Financial note (see below) in addition to general working capital. The Second Note bears interest at the rate of 8% per annum, was due and payable on February 13, 2016. Iconic shall have the right to convert any unpaid sums into our common stock at the rate of 60% of the lowest trading price reported in the 15 days prior to date of conversion, subject to adjustment as described in the Second Note. The Second Note also provides that Iconic will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by Iconic and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock.

During the first 180 days following the date of the Second Note, we had the right to prepay the principal and accrued but unpaid interest due under the Second Note, together with any other amounts we may owe the holder under the terms of the Second Note, at a graduating premium ranging from 105% to 135% of face value. After this initial 180 day period, we do not have a right to prepay the note without written consent from Iconic. The Second Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Second Note in the event of such defaults.

On March 18, 2016 we entered into an amendment and extension agreement with Iconic providing for an extension of the earliest conversion date to April 20, 2016 for a payment to Iconic of $25,000.

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

The Note bears interest at the rate of 10% per annum. All interest and principal was payable on February 2, 2016. The Note is convertible into common stock, at Typenex’s option, at the lesser of (i) $0.10, and (ii) 65% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $0.05, then in such event the then-current Conversion Factor shall be reduced to 60% for all future Conversions, subject to other reductions set forth in the Note. In the event we elect to prepay all or any portion of the Note, we are required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Note includes customary event of default provisions.

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

Vinay Holdings

On May 4, 2015, we entered into a Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $150,000. The Note bears interest at the rate of 8% per annum, was due and payable on November 4, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. Vinay has granted a waiver of default and the note is currently in good standing

In addition on June 6, 2015, we entered into a similar Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $100,000. The Note bears interest at the rate of 8% per annum, was due and payable on October 16, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. Vinay has granted a waiver of default and the note is currently in good standing

On July 16, 2015 Vinay was assigned the Note formerly held by KBM Worldwide, Inc. dated January 23, 2015. The note was due and payable on October 16, 2015. Vinay has granted a waiver of default and the note is currently in good standing. The assignment was the result of our prepayment of the Note to KBM Worldwide, Inc. with funds invested by Vinay Holdings expressly for the purpose of the Note assignment.

15.	DEPARTURES OF OFFICERS AND DIRECTORS

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

16.	SUBSEQUENT EVENTS

On March 18, 2016, we agreed to sell our subsidiary Plaor, Inc. (“Plaor”) to Native Games America, LLC (“NGA”). The terms outlined included a cash payment of $200,000, the assumption of approximately $1,800,000 of CrowdGather, Inc debt, approximately $500,000 of Plaor, Inc. debt, and a deferred payment of nearly $1,000,000 twelve months following the closing of the sale. Total consideration offered was in aggregate $3,500,000. During our consideration of the terms and further discussion we received $164,000 in advance of the sale of Plaor to NGA. Those funds were taken as reductions of total consideration allocated between the $200,000 cash payment and the approximately $500,000 of Plaor liabilities with $12,000 and $152,000 to each respectively. The terms of the sale would bring us not only working capital but would reduce our overall debt by approximately $2,300,000, or approximately 43% of our total liabilities, in addition to a future deferred payment of nearly $1,000,000 pledge to further reduce our liabilities, or another 18% of our total liabilities as of this report. In total the sale of Plaor would facilitate the reduction of our total liabilities as of the time of this report by approximately 61%. Upon closing, CrowdGather held approximately $2,600,000 net intangible asset value and $1,800,000 of goodwill related to the purchase of Plaor. As a result we do expect an aggregate loss of approximately $900,000. The results and adjustments of the transaction are not reflected in this quarterly report.

CROWDGATHER, INC.

UNAUDITED PRO FORMA BALANCE SHEET

JANUARY 31, 2016

	JANUARY 31, 2016 (UNAUDITED)	PRO FORMA ADJUSTMENTS	PRO FORMA COMBINED
ASSETS
Total assets	$9,196,000	$(3,472,000)	$5,724,000

Total current liabilities	5,212,000	(2,265,000)	2,947,000

Total stockholders’ equity	3,984,000	(1,207,000)	2,777,000

Total liabilities and stockholders’ equity	$9,196,000	$(3,472,000)	$5,724,000

CROWDGATHER, INC.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

	Nine Months Ended JANUARY 31, 2016	PRO FORMA ADJUSTMENTS		PRO FORMA COMBINED

Revenue	$1,744,000		$(1,388,000)	$356,000

Cost of revenue	386,000		(384,000)	2,000

Gross profit	1,358,000		(1,004,000)	354,000

Total operating expenses	2,720,000		(304,000)	2,416,000

Loss from operations	(1,362,000)		(700,000)	(2,062,000)

Total Other income (expense), net	(942,000)		610,000	(332,000)

Net loss before provision for income taxes	(2,304,000)		(90,000)	(2,394,000)

Provision for income taxes	1,000			1,000

Net loss	$(2,305,000)		(90,000)	$(2,395,000)

Weighted average shares outstanding- basic and diluted	118,507,093			118,507,093

Net loss per share – basic and diluted	$(0.02)	$		$(0.02)

On March 18, 2016 we entered into an amendment and extension agreement with Iconic providing for an extension of the earliest conversion date to April 20, 2016 for a payment to Iconic of $25,000.

17.	CORRECTION OF AN ERROR

During the process of our quarterly review for the quarter ended January 31, 2016 we discovered certain misclassifications related to our convertible notes.  In the financial statements presented and accompanying footnotes, we have reclassified amounts accordingly to correct for the error discovered.  The adjustments included reclassification of our convertible notes payables, accrued interest, gain on notes payable, and fair value adjustments on derivative liabilities.  The adjustments also included an additional current period interest expense of approximately $40,000.  Based on an analysis of the results of the correction and consideration of ASC Topic 205, we determined that that correction was immaterial.  The conclusion was based on the overall impact and non-cash nature of the adjustments.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the period ended January 31, 2016.

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

	Three Months Ended January 31, 2016	Nine Months Ended January 31, 2016
Bookings to Revenue Reconciliation:
Forum Revenue	$99,000	$356,000
Social Gaming Revenue	417,000	1,388,000
Changes to Social Gaming Deferred Revenue	(53,000)	(80,000)
Changes to Deferred Allowance for Social Gaming Refunds and Charge-backs	(11,000)	(6,000)
Changes in Accrued Social Gaming Transaction Fees	(16,000)	19,000
Bookings	$436,000	$1,677,000

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

Social Gaming Performance Metrics	Three Months Ended January 31, 2016	Nine Months Ended January 31, 2016

Average Daily Bookings	$4,100	$4,900
ABPU	$0.27	$0.29
Average DAU	15,700	16,600
Average MAU	64,900	65,500
Average DUP	200	200
Average MUP	1,800	1,800

Taken together we believe bookings, DAU, MAU, DUP, MUP, and ABPU reflect a key data set for the understanding and management of Mega Fame Casino.  Our managers, developers, and product managers focus on these metrics to measure and improve the overall economic value of various elements within the social game experience.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2016, together with notes thereto, which are included in this report.

For the three months ended January 31, 2016, as compared to the three months ended January 31, 2015.

Results of Operations

Revenues and Gross Profit. We realized revenues of $516,000 for the three months ended January 31, 2016, as compared to revenues of $691,000 for the three months ended January 31, 2015.  The reduction of approximately $175,000 of revenue was largely due to the overall reduction of DAU (Daily Active Users) of MegaFame Casino. Although the per player average bookings of $.27 remained unchanged when comparing the performance of the comparable periods there was a reduction of DAU from approximately 22,000 during the three months ended January 31, 2015 to 17,000 for the comparable three month period ending January 31, 2016.

Our cost of revenue for the three months ended January 31, 2016 was $133,000, as compared to cost of revenue of $174,000 for the three months ended January 31, 2014.  The decrease of approximately $41,000 was the result of a reduction in transaction fees related to the sale of virtual goods in MegaFame Casino as a result of the lower overall transaction count.

Our gross profit for the three months ended January 31, 2016 was $383,000 as compared to gross profit of $517,000 for the three months ended January 31, 2015.

Operating Expenses. For the three months ended January 31, 2016, our total operating expenses were $735,000, as compared to total operating expenses of $1,618,000 for the three months ended January 31, 2015. Payroll and related expenses decreased by $245,00 from $519,000 for the three months ended January 31, 2015 to $274,000 for the three months ended January 31, 2016 as a result of staff reductions and cost saving efforts over the time between the two comparable periods.   We expect our payroll and related expenses will remain at their current levels for at least the next two quarters. We also had a decrease in general and administrative expenses of $538,000 from $981,000 for the three months ended January 31, 2015 to $443,000 for the three months ended January 31, 2016, as a result of the same cost savings efforts cited above.

Other Income (Expense.) For the three months ended January 31, 2016, we had other expense of $404,000 as compared to other expense of $539,000 for the three months ended January 31, 2015. The reduction of other expenses was the result of the overall lower amount of convertible instrument fair value adjustments this quarter compared to the same quarter of 2015.

Net Loss. For the three months ended January 31, 2016, our net loss was $756,000, as compared to a net loss of $1,640,000 for the three months ended on January 31, 2015.  The overall decrease of approximately $884,000 or 54% in our net loss is related to the factors as discussed above.

For the nine months ended January 31, 2016, as compared to the nine months ended January 31, 2015.

Results of Operations

Revenues and Gross Profit. We realized revenues of $1,744,000 for the nine months ended January 31, 2016, as compared to revenues of $1,491,000 for the nine months ended January 31, 2015.  The variance between comparable periods is primarily due to an increase of approximately $426,000 of social gaming revenue generated during the nine months ending January 31, 2016 offset by a decrease of approximately $173,00 of revenue from our forum operations during the same time frame.

Our cost of revenue for the nine months ended January 31, 2016 was $386,000, as compared to cost of revenue of $428,000 for the nine months ended January 31, 2015.  The decrease of approximately $42,000 is attributable to a reduction in platform fees relating to MegaFame Casino.

Our gross profit for the nine months ended January 31, 2016 was $1,358,000 as compared to gross profit of $1,063,000 for the nine months ended January 31, 2015.

Operating Expenses. For the nine months ended January 31, 2016, our total operating expenses were $2,720,000, as compared to total operating expenses of $7,038,000 for the nine months ended January 31, 2015. The reduction of payroll expenses was the result our cost cutting program begun during the second half of our 2015 fiscal year. That cost cutting effort has largely concluded and our expectation is that our payroll and related expenses will remain at their current levels for at least the next two quarters.  We also had a decrease in general and administrative expenses of $1,694,000 from $3,377,000 for the nine months ended January 31, 2015 to $1,683,000 for the nine months ended January 31, 2016, as a result of reduced advertising and marketing expenses related to MegaFame Casino in addition to the cost savings efforts previously mentioned.

Other Income (Expense.) For the nine months ended January 31, 2016, we had other expense of $942,000 as compared to other expense of $551,000 for the nine months ended January 31, 2015, which primarily consists of net interest expense increase of approximately $439,000 offset by a gain on notes payable of approximately $93,000.

Net Loss. For the nine months ended January 31, 2016, our net loss was $2,304,000, as compared to a net loss of $6,526,000 for the nine months ended on January 31, 2015.  The overall reduction of approximately $4,222,000 or 65% in our net loss is related to the factors as discussed above.

Liquidity and Capital Resources. Our total assets were $9,196,000 as of January 31, 2016, which consisted of cash of $24,000, accounts receivable of $151,000, investments of $21,000, inventory of $32,000, prepaid expenses and deposits of $55,000, property and equipment with a net value of $22,000, intangible and other assets with a net value of $7,074,000, represented by our domain names and other intellectual property owned, and goodwill of $1,817,000 related to our acquisition of Plaor.

Our current liabilities as of January 31, 2016, totaled $5,212,000, which is comprised of a line of credit of $130,000, deferred revenue of $366,000, accounts payable and other accrued liabilities of $858,000, convertible note payable of $338,000, derivative liability for the conversion feature of the convertible note of $138,000, notes payable of $3,032,000, and notes payable to related parties of $350,000. We had no other liabilities and no long-term commitments or contingencies at January 31, 2015.

As of January 31, 2016, we had cash of $24,000. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. The period for which our existing financial resources as well as the financial resources necessary to support our operations involves risks and uncertainties and could differ as a result of a number of factors including our assumptions for increasing revenues through the monetization of our forum advertising and social gaming businesses, anticipated efficiencies gained from the completion of ongoing automation and technical initiatives and anticipated further cost reductions. We are confident we have achieved meaningful savings from our cost cutting measures and we are now concentrating on optimizing our network of forum properties and social casino games.  Although operating costs have been reduced we will need to raise additional capital in addition to generating increased revenue to sustain our operations and expand our business to the point at which we are able to operate profitably.

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

The majority of our research and development activity has been focused on development of the social casino games on our forum network. For Plaor’s business, we believe it would be necessary to invest in the development of new games, code, and tools in an effort to achieve our strategic goals and objectives.

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

Plaor Sale

On March 18,2016 we agreed to sell our subsidiary Plaor, Inc. (“Plaor”) to Native Games America, LLC (“NGA”). The terms outlined included a cash payment of $200,000, the assumption of approximately $1,800,000 of CrowdGather, Inc debt, approximately $500,000 of Plaor, Inc. debt, and a deferred payment of nearly $1,000,000 twelve months following the closing of the sale. Total consideration offered was in aggregate $3,500,000. During our consideration of the terms and further discussion we received $164,000 in advance of the sale of Plaor to NGA. Those funds were taken as reductions of total consideration allocated between the $200,000 cash payment and the approximately $500,000 of Plaor liabilities with $12,000 and $152,000 to each respectively. The terms of the sale would bring us not only working capital but would reduce our overall debt by approximately $2,300,000, or approximately 43% of our total liabilities, in addition to a future deferred payment of nearly $1,000,000 pledge to further reduce our liabilities, or another 18% of our total liabilities as of this report. In total the sale of Plaor would facilitate the reduction of our total liabilities as of the time of this report by approximately 61%. Upon closing, CrowdGather held approximately $2,600,000 net intangible asset value and $1,800,000 of goodwill related to the purchase of Plaor. As a result we do expect an aggregate loss of approximately $900,000. The results and adjustments of the transaction are not reflected in this quarterly report.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at January 31, 2016.

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

On November 25, 2015, we received Notice of Service Process related to a complaint filed with the District Court of California by FameFlynet Inc. and BWP Media USA.  The complaint alleged copyright infringement stemming from content posted to our forum network by users not affiliated with CrowdGather, Inc.  We intend to vigorously defend our interests and generally believe the suit to be without merit.

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

CrowdGather, Inc., a Nevada corporation

April 12, 2016	By:	/s/ Sanjay Sabnani
Sanjay Sabnani
	Its:	President, Secretary, Director (Principal Executive Officer)

April 12, 2016	By:	/s/ Richard Corredera
Richard Corredera
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

