Form 10-K
period 2016-04-30
CrowdGather, Inc.
filed 2017-01-10
CIK 1328670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-52143

CrowdGather, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2706319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23945 Calabasas Rd. Suite 115, Calabasas, California	91302
(Address of principal executive offices)	(Zip Code)

(818) 435-2472
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of October 31, 2015, approximately $4,801,000.

As of December 6, 2016, there were 130,536,572 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

Recent Developments.

On March 18, 2016, we sold our subsidiary Plaor, Inc. (“Plaor”) to Native Games America, LLC (“NGA”).  The terms outlined included a cash payment of $200,000, the assumption of approximately $1,800,000 of CrowdGather, Inc debt, approximately $500,000 of Plaor, Inc. debt. The balance, approximately $974,000, is in the form of deferred payments beginning May 2017 in six equal monthly payments.   Total consideration offered was in aggregate $3,500,000. At close of the transaction on March 18, 2016, NGA assumed $1,848,000 of debt and accrued interest, $589,000 of outstanding liabilities and made cash payments of $200,000 to the Company and cash payments on behalf of Ploar to settle liabilities of $284,000. The balance was note receivable of $731,000. Based on discussion with the management of NGA we impaired the balance in note receivable on our balance sheet to $0. See Note 4 of the financial statements.

The Company was current in all of its filings with the Securities and Exchange Commission through April, 2016 and on October 31, 2016, the Company filed a Form 15-12G terminating its filing requirements with the Securities and Exchange Commission.

Our Business.   CrowdGather operates a media network of forum and online communities focused on a broad number of vertical interests, as well as social casino games.  Following the merger with Plaor we began to operate a social casino game available free to play on Facebook, iOS, and Android. Subsequent to the sale of our Plaor subsidiary, we are no longer active in the gaming sector.  We continue to focus on pursuing opportunities to improve and increase monetization of our consolidated media network as well as opportunities to evolve our holdings by focusing more on the cannabis vertical which will allow for us to have more predictable growth due to the rate at which this segment of the economy is growing. We initially entered the digital cannabis space with the acquisition of WeedTracker.com, an online community forum dedicated to the cannabis industry in 2015. Going forward, we will launch other cannabis communities as well as leveraging our existing free forum building software to allow users to create their own cannabis themed communities. In this way we will continue the initial mission CrowdGather was formed for which was to ‘gather’ a large crowd of online enthusiasts, but with an emphasis on moving away from the diverse verticals we currently service so that we can gain significant leverage by focusing primarily on the online cannabis space.  Additionally, when funding permits it, we intend to ‘gather’ the crowd offline through the launch of cannabis themes coworking spaces beginning when our current lease is up in November 2016.  By consolidating all of our efforts into the burgeoning cannabis vertical, we hope to generate enough free cash flow to then leverage our capital into other attractive cannabis related acquisitions and opportunities.

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

Digital Cannabis.  We strive to operate in the rapidly evolving and highly regulated cannabis industry that, as has been estimated by some, will exceed $30 billion by the year 2020.  Historically, we have been and will continue to be aggressive in executing acquisitions and other opportunities that we believe will benefit us in the long-term. Going forward, we intend to refine our focus towards adding more digital cannabis related assets to our portfolio while also developing a cannabis coworking business where we will offer flexible office rental plans to entrepreneurs focused on building and growing their cannabis related businesses.

In April, 2015 we acquired an online discussion community—WeedTracker.com— devoted to users and vendors in the cannabis sector. As a discussion site that in no way deals with the sales of cannabis, we believe weedtracker.com is not engaged in activities which violate Federal law. WeedTracker has been in operation longer than most major cannabis sites currently operating. As such, it has registrations from many of the earliest participants in the cannabis sector. We believe that this database of users, the brand equity in the name, and the thousands of images and posts already contained within the site can all add up to building a powerful presence in this nascent sector.

Difficulties in obtaining finances have delayed our plans to relaunch WeedTracker.com, but management believes that a new, mobile implementation of this site will be ready in early calendar 2017.  At present, CrowdGather is in discussions with several technology development agencies who seek to partner with us on revising WeedTracker.  As part of these discussions, we may ultimately sell majority interest in WeedTracker in order to accelerate its development and growth without having to increase our cost structure.

At present, our lack of financial resources has required management to put on hold its plans for a cannabis coworking space to open in early 2017.  Our focus instead will be on generating maximum leverage from all of our assets in a way that is cost effective and allows for us to put our exclusive focus on the cannabis opportunity.

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

Plaor generated revenue from Mega Fame Casino through the sale of virtual currency to players that they may exchange to play at any of our online slot machines, video poker machines, Hold’em style poker tables, or for other features and experiences available within Mega Fame Casino. Players can pay for our virtual currency using Facebook local currency payments when playing our games through Facebook and can use other payment methods such as credit cards or PayPal on other platforms. Mega Fame Casino currently had nearly 14,000 daily active users at the time of the sale of Plaor, Inc to Native Games America.

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

Currently, there are a number of other companies that provide similar offerings to ours in both the digital and cannabis coworking domains. Companies like WeedMaps.com and MassRoots have much larger user bases than our WeedTracker, but we believe the sector is still in its early emerging stages and that plenty of opportunities abound for us as well as future entrants to this market.

Over time, our competitors may be local or international enterprises and may have financial, technical, sales, marketing and other resources greater than ours. These companies may also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position will depend on our ability to attract and retain qualified advisors with industry depth, and talented managerial, operational and other personnel. Our competitive position will also depend on our ability to develop and acquire effective digital assets in parallel with securing profitable locations for our coworking spaces.

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

Intellectual Property. Our intellectual property assets include domain names and websites; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We also currently own the web domain www.crowdgather.com , which serves as our corporate website.  Our portfolio currently consists of over 350 domain names and over 70 web properties at various stages of development.

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

Cannabis is currently a Schedule I controlled substance and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized, its use, possession, or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.

Research and Development. We seek to continually enhance, expand, and launch products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience for the online community of users. We intend to leverage our internal development efforts through technology acquisitions.

Our Subsidiaries. Our sole remaining subsidiary is Adisn, Inc. Our former subsidiary Plaor, Inc. was sold on March 18, 2016.

Employees. As of December 16, 2016, we have 3 full time employees.  None of our employees are covered by a collective bargaining agreement, nor are they represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

For the year ended April 30, 2016, we had revenue from continuing operations of $441,000 and a net loss from continuing operations of $3,440,000 compared to revenue from continuing operations of $656,000 and a net loss from continuing operations of $2,868,000 for the year ended April 30, 2015. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues will harm our business. We may not be able to operate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

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

If we are unable to compete effectively in the social network sector of the Internet industry, our business will fail.

The social network sector of the Internet industry is extremely competitive. The competition comes from both companies within the same business and companies in other media which create alternative forms of entertainment. We compete with several major Internet companies which are dominant in the industry, as well as with numerous small and independent Internet companies. Many of the organizations with which we compete have significantly greater financial and other resources than we do. The major companies are typically large, diversified entertainment and media companies or subsidiaries of diversified corporations which have strong relationships with advertisers and others involved in the Internet industry. We may not be able to compete with those companies for users and advertisers.

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

Our forum business currently generate revenues from approximately fifteen advertising networks.  For the year ended April 30, 2016, our top five advertisers accounted for approximately 37% of our forum related revenues. We expect to continue to generate the vast majority of our revenues from advertising for the foreseeable future. We do not have any long-term contractual agreements with any advertiser or advertising network.  If our relationships with any of these advertisers or advertising networks were to be disrupted, our operating results will suffer.

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

The Company was current in all of its filings with the Securities and Exchange Commission through April, 2016 and on October 31, 2016, the Company filed a Form 15-12G terminating its filing requirements with the Securities and Exchange Commission.

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

Cannabis remains illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Additionally, we face another presidential election cycle in 2016 and a new administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users and advertisers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services provided to participants in the cannabis industry, which could adversely impact us. If the Federal government were to change its practices, or were to expend its resources on enforcement actions against service providers in the cannabis industry, such actions could have a materially adverse effect on our operations, our customers, or the sales of our products.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our advertisers from selling cannabis, and, if such legislation were enacted, such advertisers may discontinue the use of our services, our potential source of customers would be reduced, and our revenues would decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant use and advertise on our products, which would be detrimental to the Company. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

Our shares may have limited liquidity.

Our shares of common stock are quoted on the OTC PINK, which has limited liquidity.  Due to this limited liquidity, our stockholders may be unable to sell their shares into the open market.  In addition, they may encounter difficulty selling large blocks of shares or obtaining a suitable price at which to sell their shares.

Our stock has been deregistered

The Company was current in all of its filings with the Securities and Exchange Commission through April, 2016 and on October 31, 2016, the Company filed a Form 15-12G terminating its filing requirements with the Securities and Exchange Commission.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTC PINK marketplace, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

Our management beneficially controls approximately 16% of our outstanding shares of common stock as of April 30, 2016.  Such concentrated control could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We have a total of 975,000,000 shares of common stock authorized for issuance.  As of December 16, 2016, we had approximately 845,000,000 shares of common stock available for issuance.  We have reserved 3,263,750 shares for issuance upon the exercise of outstanding options, 7,750,000 shares for issuance upon the exercise of outstanding warrants, and 304,533,168 shares for issuance upon the conversion of outstanding debt for a total reservation of 315,546,918 shares.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in the Company.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

Our articles of incorporation allow us to issue 25,000,000 shares of preferred stock without any vote or further action by our stockholders. As of December 16, 2016, we had 25,000,000 shares of preferred stock available for issuance.  Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

We have deregistered our stock

The Company was current in all of its filings with the Securities and Exchange Commission through April, 2016 and on October 31, 2016, the Company filed a Form 15-12G terminating its filing requirements with the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interests in real estate. We lease approximately 1,309 square feet of office space located at 23945 Calabasas Rd, Calabasas, California. The term of our lease is for six months and expired on November 30, 2016. Our rent was $2,553 per month. We did not extend our lease at 23945 Calabasas Rd, Calabasas, California.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On November 25, 2015, we received Notice of Service Process related to a complaint filed with the District Court of California by FameFlynet Inc. and BWP Media USA.  The complaint alleged copyright infringement stemming from content posted to our forum network by users not affiliated with CrowdGather, Inc.  On June 21, 2016 we entered into a settlement agreement and agreed to pay $15,000. Neither party agreed to any wrong doing as part of the settlement agreement. We report our legal settlement proceeds and expenses net as Legal settlements in the period in which the given legal settlement contract is agreed to.

As of the date of this report, we are not currently involved in any legal proceeding that we believe has a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common stock is quoted on the OTC PINK under the symbol “CRWG.”  We were current in all of our filings with the Securities and Exchange Commission through April, 2016 and on October 31, 2016, we filed a Form 15-12G terminating our filing requirements with the Securities and Exchange Commission. For the periods indicated below, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2016
First Quarter	$0.08	$0.01
Second Quarter	$0.14	$0.02
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.04	$0.01

Fiscal Year 2015
First Quarter	$0.15	$0.07
Second Quarter	$0.14	$0.08
Third Quarter	$0.14	$0.07
Fourth Quarter	$0.10	$0.04

Holders. The approximate number of stockholders of record at April 30 , 2016 was 109.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans.   The table below includes the following information as of April 30, 2016 for CrowdGather, Inc. 2008 Stock Option and Award Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,264,000	$1.09	5,705,000

Equity compensation plans not approved by security holders	0	0	0
Total	3,264,000	$1.09	5,705,000

Recent Sales of Unregistered Securities. The following sales of unregistered securities by us occurred during the year ended April 30, 2016. For additional details on each issuance please refer to Note 13 of this report.

Notes Issued

On May 4, 2015 we issued a convertible promissory note to Vinay Holdings in the amount of $150,000.

On June 6, 2015 we issued a convertible promissory note to Vinay holdings in the amount of $100,000.

On July 16, 2015 we issued a promissory note to Vinay Holdings in the amount of $96,000.

On July 23, 2015 we issued a promissory note to Vinay Holdings in the amount of $372,000.

On August 18, 2015 we issued a promissory note to Vinay Holdings in the amount of $100,000.

On September 15, 2015 we issued a promissory note to Mr. James Sacks, a member of our board, in the amount of $10,000.

On September 15, 2015 we issued a promissory note to Mr. Hazim Ansari, a member of our board, in the amount of $10,000.

On September 17, 2015 we issued a promissory note to Mr. Richard Corredera, our Chief Financial Officer, in the amount of $10,000.

On September 21, 2015 we issued a convertible promissory note to Inconic Holdings, LLC.

On October 14, 2015 we issued a promissory note to Vinay Holdings in the amount of $50,000.

On October 22, 2015 we issued a promissory note to Vinay Holdings in the amount of $40,000.

On November 15, 2015 we issued a promissory note to Vinay Holdings in the amount of $50,000.

On December 1, 2015 we issued a promissory note to Vinay Holdings in the amount of $50,000.

Common stock Shares Issued

On September 23, 2015 we issued 2,724,493 shares of our common stock to Typenex Co-Investment, LLC in the full exercise of their warrant issued to them on March 2, 2015.

On April 20, 2015 we issued 1,500,000 shares of our common stock to Iconic Holdings, LLC in a conversion of $15,000 of the balance of the convertible promissory note issued to them on September 21, 2015.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended April 30, 2016, for the sale of registered securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview.  CrowdGather currently operates a media network of forum and online communities focused on a broad number of vertical interests. Subsequent to the sale of our Plaor subsidiary, we are no longer active in the gaming sector.  We continue to focus on pursuing opportunities to improve and increase monetization of our consolidated media network as well as opportunities to evolve our holdings by focusing more on the cannabis vertical which will allow for us to have more predictable growth due to the rate at which this segment of the economy is growing. Our current strategy is to position our assets towards a cannabis enthusiast and lifestyle vertical in the hopes of attracting the advertisers who seek to target cannabis users online. The rapid growth in awareness and usage of cannabis has created a tremendous need wherein there is a surplus of marketing dollars all chasing the same few high traffic outlets as means of acquiring users.  CrowdGather intends to build an entire network focused on this vertical as a means of benefitting from this high demand.

We initially entered the cannabis vertical with the acquisition of WeedTracker.com, an online community forum dedicated to the cannabis industry in 2015. Going forward, we will launch other cannabis communities as well as leveraging our existing free forum building software to allow users to create their own cannabis themed communities. In this way we will continue the initial mission CrowdGather was formed for which was to ‘gather’ a large crowd of online enthusiasts, but with an emphasis on moving away from the diverse verticals we currently service so that we can gain significant leverage by focusing only primarily on the online cannabis space.

Additionally, when funding permits it, we intend to ‘gather’ the crowd offline through the launch of cannabis themes coworking spaces beginning in December 2016.  By consolidating all of our efforts into the burgeoning cannabis vertical, we hope to generate enough free cash flow to then leverage our capital into other attractive cannabis related acquisitions and opportunities.

Our publishing business specializes in monetizing a network of online forums and message boards designed to engage, provide information to and build community around users. We are in the process of building what we hope will become an important social, advertising and user generated content network by consolidating existing groups of online users who post on message boards and forums. Our goal is to create superb user experiences for forum communities and world class service offerings for forum owners. We believe that the communities built around message boards and forums are one of the most dynamic sources of information available on the web because forums are active communities built around interest and information exchange on specific topics.

Prior to the purchase of WeedTracker.com, we had a network catering to a diverse range of verticals. While the majority of our traffic is still not from cannabis related properties, we are repositioning our network to appeal to advertisers who wish to target cannabis enthusiasts.  Properties we own such as RapMusic.com and SneakerTalk.com cater to a demographic that has significant overlap with cannabis users and we intend to systematically review all of our owned and hosted communities to aggregate traffic which is relevant to this vertical.

Our network is comprised of two types of forum communities: branded and hosted communities that are built on one of our forum hosting platforms.  The branded communities, such as Pocketables.com and Digishoptalk.com, are wholly owned by us and we monetize them through a combination of text and display ads.  The hosted communities comprise the majority of our revenues, traffic, and page views, and are built upon one of our leading forum hosting platforms - Yuku.com and Freeforums.org.  We monetize the web traffic on these sites through a combination of Internet advertising mediums at our discretion in exchange for providing free software, support and hosting.  In some instances, we may derive subscription revenues in lieu of or in addition to advertising revenue because the site administrator has decided to pay monthly fees in exchange for providing an ad-free experience and other services for their members.  Our goal is to ultimately build a cannabis advertising network that allows us to leverage the targeted demographics of the combined network in order to generate the highest advertising rates for all of our member sites.

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

We also continue to conduct ongoing software maintenance across all of our forum network properties to keep improving the administrator and user experience in the communities.  We are constantly working toward offering our communities favorable terms, features and incentives to help them grow and prosper.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2016, together with notes thereto, which are included in this report.

For the year ended April 30, 2016 as compared to the year ended April 30, 2015.

Results of Operations

Revenues and Gross Profit.  We realized revenues from continuing operations of $441,000 for the year ended April 30, 2016, as compared to revenues of $656,000 for the year ended April 30, 2015.  The reduction in revenue was largely the result of declining traffic within our forum network and reduced advertising revenue. Although we are working to increase traffic within the network and increase advertising revenue increased competition from social networks such as Facebook continue to pose a challenge to our operational objectives.

Our cost of revenue for continuing operations for the year ended April 30, 2016, was $2,000, as compared to cost of revenue from continuing operations of $34,000 for the year ended April 30, 2015.  The reduction of our costs was the result of lower overall product costs related to our EROX fragrance expenses.

Our gross profit from continuing operations for the year ended April 30, 2016 was $439,000 as compared to gross profit from continuing operations of $622,000 for the year ended April 30, 2015. The gross profit reduction was the result of the increasing competition and declining traffic noted above.

Operating Expenses. For the year ended April 30, 2016, our total operating expenses from continuing operations were $1,197,000 as compared to total operating expenses from continuing operations of $2,765,000 for the year ended April 30, 2015. We have reduced our operating expenses through various cost cutting and efficiently improvement efforts. These efforts include the reduction of staff and a reduction in non-cash compensation.

Payroll expenses for the fiscal year ending April 30, 2016 decreased by $41,000 to $390,000 from $431,000 recorded for the year ending April 30, 2015 as a result of our staff consolidation and reduction efforts.

General and administrative expenses decreased by $1,296,000 from $1,985,000 in 2015 to $733,000 in 2016. The reduction was largely the result of general cost cutting measures including a independent contractor expense reduction of $100,000, legal expense reduction of $150,000 and reductions in depreciation and amortization expenses of $180,000.

Other Income (Expense). For the year ended April 30, 2016, we had other expense (net) of $2,681,000 as compared to other expense (net) of $723,000 for the year ended April 30, 2015. The 2016 net expense increased primarily consists of interest expense increase of 228,000, debt discount expense increase of $1,515,000, a change in the fair value of derivative liability of $835,000 related to our convertible notes, and an impairment expense increase of $1,021,000 related to the impairment of our forums related intangible assets.

Net Loss.   For the year ended April 30, 2016, our net loss from continuing operations was $3,440,000 as compared to a net loss from continuing operations of $2,868,000 for the year ended April 30, 2015. The overall increase of approximately $528,000 in our net loss is related to the factors discussed above.

Discontinued Operations. In March of 2016 we disposed of our subsidiary Plaor, Inc. in a sale to Native Games America, LLC. For a discussion of the transaction and the results of discontinued operations please refer to Note 4 in this report. On March 18, 2016 we sold our wholly owned subsidiary Plaor, Inc. to Native Games America, LLC (“NGA”). The sale allows us to focus more directly on our core online communities and digital cannabis businesses while also removing approximately $1,800,000 of current debt and accrued interest from our balance sheet along with the elimination of approximately $500,000 of liabilities related to Plaor, Inc. For the year ended April 30, 2016 our loss from discontinued operations was $1,608,000 compared to a loss of $4,362,000 for the year ended April 30, 2015.

Liquidity and Capital Resources. Our total assets from continuing operations were $3,332,000 as of April 30, 2016, which consisted of cash of $36,000, accounts receivable of $29,000, prepaid expenses and deposits of $61,000, property and equipment with a net book value of $11,000, intangible, other assets with a net book value of $3,195,000, represented by our domain names and other intellectual property owned.

By comparison, our total assets from continuing operations were $4,437,000 as of April 30, 2015, which consisted of cash of $83,000, accounts receivable of $67,000, prepaid expenses and deposits of $47,000, property and equipment with a net value of $24,000, intangible and other assets of $4,216,000, represented by our domain names and other intellectual property owned.

Our current liabilities as of April 30, 2016, totaled $2,694,000, which is comprised of accounts payable of $217,000, accrued vacation of $34,000, convertible notes payable of $239,000 net of a debt discount of $312,000, derivative liability of $943,000, notes payable of $758,000, notes payable to related parties of $319,000, and other accrued liabilities of $184,000.   We had no other liabilities and no long-term commitments or contingencies at April 30, 2016.

For the fiscal year ended April 30, 2015 our total current liabilities from continuing operations totaled $1,403,000 which was comprised of accounts payable of $100,000, accrued vacation of $29,000, convertible notes payable of $111,000 net of a debt discount of $390,000, derivative liabilities of $688,000, notes payable of $5,000, notes payable to related parties of $295,000, and other accrued liabilities of $175,000.

As of April 30, 2016, we had cash of $36,000. We estimate that our cash on hand will not be sufficient for us to continue our current operations for the next twelve months. We remain committed to our forum business and the potential growth opportunities in the emerging digital cannabis sector.  However, in addition to generating revenues from our current operations, we will need to raise additional capital to sustain our operations and expand our business to the point at which we are able to operate profitably. Subsequent to the end of the 2016 fiscal year we have successfully raised $302,000 additional capital (See Note 14) that has allowed us to continue our operations as we work to further improve revenue and reduce operating expenses.

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

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred a net loss of $5,048,000 for the year ended April 30, 2016 and have an accumulated deficit of $36,550,000 as of April 30, 2016, and additional debt or equity financing will be required to fund our activities and to support our operations. However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained. These matters raise substantial doubt of our ability to continuing operating as a going concern. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide opportunity for us to continue as a going concern. There can be no assurance that our efforts will translate in a beneficial manner. The accompanying statements do not include any adjustments that might result should we be unable to continue as a going concern.

Material Contracts

Related Parties

On April 13, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement. Under the Agreement, our CEO Sanjay Sabnani agreed to loan the Company $56,000. As part of the Agreement, we issued to Mr. Sabnani a Promissory Note whereby we will repay the $56,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest was due April 13, 2016. $6,000 was repaid to Mr. Sabnani in July 2015, the remaining $50,000 principal balance and all interest due was converted to the company’s common stock subsequent to this report on July 19, 2016. A total of 5,793,267 shares were issued at a price of $0.01 per share.

On April 17, 2015, we issued a Promissory Note for $239,000 received from Mr. Sanjay Sabnani. The proceeds were used to pay off a short-term convertible note issued to KBM Worldwide, Inc. on October 20, 2014, as well as to provide us with $25,000 in working capital. Under the terms of the note, we agreed to repay the $239,000 including interest at 12%. The note, including interest, was due October 20, 2015. Mr. Sabnani has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 and is currently in good standing.

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. James Sacks, a member of our board. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 13, 2016.   Mr. Sacks has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument in accordance with ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000 with accrued and payable interest $1,000 as of April 30, 2016.

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. Hazim Ansari, a member of our board. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 13, 2016. Mr. Ansari has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument in accordance with ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000 with accrued and payable interest of $1,000 as of April 30, 2016.

On September 17, 2015, we issued a Promissory Note for $10,000 received from Mr. Richard Corredera, our CFO. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 15, 2016. Mr. Corredera has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument in accordance with ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000 with accrued and payable interest of $1,000 as of April 30, 2016.

Third Parties

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

On June 5, 2015, we entered into a Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $100,000. The Note bears interest at the rate of 8% per annum, was due and payable on October 16, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. Vinay has granted a waiver of default and the note is currently in good standing.

On July 16, 2015 Vinay was assigned the Note formerly held by KBM Worldwide, Inc. dated January 23, 2015. The note was due and payable on October 16, 2015. Vinay has granted a waiver of default and the note is currently in good standing. The assignment was the result of our prepayment of the Note to KBM Worldwide, Inc. with funds invested by Vinay Holdings expressly for the purpose of the Note assignment. We accounted for the assignment as an extinguishment of the original KBM note and the issuance of a similarly termed note to Vinay. Vinay Holdings paid to KBM Worldwide a total of approximately $214,000 on our behalf, the prepayment amount required by the original KBM agreement. In the extinguishment of the assigned KBM note we recognized a gain on notes payable of $87,000; extinguished a notes payable balance of $154,000, a derivative liability of $194,000, and the remaining debt discount of $53,000. In recognition of the new debt now held by Vinay Holdings we recognized notes payable of $154,000, accrued interest of $6,000, a derivative liability of $262,000, and a debt discount of $154,000; additionally we immediately recognized $108,000 of interest expense as a result of the excess of the derivative liability over the face value of the debt. Furthermore, the remainder of the $213,000 payment to KBM in excess over the $154,000 face value of the convertible debt was added to a secured note issued to Vinay on July 16, 2015 with a principal amount of $96,000. That note is discussed in the paragraph below.

On July 16, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement for $96,000 with Vinay Holdings. As part of the Agreement, we issued to the Vinay Holdings a Promissory Note whereby we will repay the $96,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest was due one year from issuance. Vinay holdings granted an extension of the maturity date and the note is now due June 7, 2018. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On July 23, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement for $372,000 with Vinay Holdings . As part of the Agreement, we issued to Vinay Holdings a Promissory Note whereby we will repay the $372,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest was due 60 days from issue date. Vinay Holdings has granted a waiver of default and the note is currently in good standing. Vinay holdings granted an extension of the maturity date and the note is now due June 7, 2018. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On August 18, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement for $100,000 with Vinay Holdings . As part of the Agreement, we issued to Vinay Holdings a Promissory Note whereby we will repay the $100,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest was due 60 days from issue date. Vinay Holdings has granted a waiver of default and the note is currently in good standing. Vinay holdings granted an extension of the maturity date and the note is now due June 7, 2018. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On October 14, 2015, we issued a Promissory Note for $50,000 received from Vinay Holdings. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $50,000 including interest at 12%. The note, including interest, was due April 11, 2016. Vinay holdings granted an extension of the maturity date and the note is now due June 7, 2018. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On October 22, 2015, we issued a Promissory Note for $40,000 received from Vinay Holdings. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $40,000 including interest at 12%. The note, including interest, was due April 19, 2016. Vinay holdings granted an extension of the maturity date and the note is now due June 7, 2018. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On November 15, 2015, we issued a Promissory Note for $50,000 received from Vinay Holdings.  The proceeds were used to provide us with working capital.  Under the terms of the Note, we agreed to repay the principal including interest at 12%. The Note, including interest, was due November 15, 2016. Vinay holdings granted an extension of the maturity date and the note is now due June 7, 2018. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On December 1, 2015, we issued a Promissory Note for $50,000 received from Vinay Holdings.  The proceeds were used to provide us with working capital.  Under the terms of the Note, we agreed to repay the principal including interest at 12%. The Note, including interest, was due December 1, 2016. Vinay holdings granted an extension of the maturity date and the note is now due June 7, 2018. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On September 21, 2015 we issued a Promissory Note and Securities Purchase Agreement to Iconic Holdings, LLC. Aggregate principle amount of $162,000 and an 8% annual interest rate due February 13, 2016. Iconic may convert some or the entire principle into our common stock at a conversion price equal to a 40% discount of the lowest trading price as calculated in the note.

On March 18, 2016, we entered into an amendment and extension agreements with Iconic that provided for an extension of the earliest conversion date to April 20, 2016 for a payment to Iconic of $25,000. On April 15, 2016 we entered into a second amendment and extension agreement with Iconic providing for a fixed price at $.01 per share, except that if our common stock closes below $.01 for three consecutive trading days, Iconic can put the Note to us requiring us to pay Iconic the balance due, including interest, within 30 days, plus a premium of 20% thereupon. An additional amendment to Note provisions provides that at any time prior to conversion of any remaining portion of the Iconic Note, we may offer cash to Iconic for the outstanding balance due plus a 20% premium on such balance, and Iconic shall thereupon accept the offered payment or convert the balance to common stock at $.01 per share within 72 hours by written notice to us.

On April 20, 2016 Iconic Holdings elected to convert $15,000 of the outstanding balance of the note into our common stock at a price of $0.01 per share. We issued to iconic 1,500,000 shares of our common stock and reduced the outstanding balance by $15,000. As of April 30, 2016 the outstanding principal of the note was $147,000.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.

Critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Off-balance Sheet Arrangements.

We had no off-balance sheet arrangements at April 30, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

111 PACIFICA, SUITE 300

IRVINE, CALIFORNIA 92618

HALL&COMPANY	Certified Public Accountants, Inc. (949) 910-HALL (4255)
TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES FAX (949) 910-4256

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CrowdGather, Inc.

We have audited the accompanying consolidated balance sheets of CrowdGather, Inc. as of April 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. CrowdGather, Inc. is not required to have, nor were we engaged to perform, an audit of its internal over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CrowdGather, Inc. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the change in accumulated deficit at April 30, 2014, related only to the sale of PBNation.com as described in Note 9 that were made to restate the accumulated deficit as of April 30, 2014. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2014 consolidated financial statements of CrowdGather, Inc. other than with respect to the reasonableness of the adjustment of accumulated deficit and, accordingly, we do not express an opinion or any other form of assurance on the 2014 consolidated financial statements taken as a whole.

 /s/ Hall & Company Certified Public Accountants & Consultants, Inc.

Hall & Company Certified Public Accountants & Consultants, Inc.

Irvine, California

January 10, 2017

CROWDGATHER, INC.

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2016 AND 2015

(amounts rounded to nearest 1,000, except share data)

	APRIL 30, 2016	APRIL 30, 2015
ASSETS
Current assets
Cash	$36,000	$83,000
Accounts receivable	29,000	67,000
Prepaid expenses and deposits	61,000	47,000
Total current assets	126,000	197,000

Property and equipment, net of accumulated depreciation of $614,000 and $600,000 respectively	11,000	24,000

Intangible and other assets	3,195,000	4,216,000

Total assets associated with continuing operations	3,332,000	4,437,000

Assets associated with discontinued operations
Goodwill		1,450,000
Property and equipment, net of accumulated of $0 and $27,000 respectively	-	13,000
Other current assets	-	146,000
Intangible and other assets, net of accumulated amortization of $0 and $779,000 respectively	-	2,809,000
Total assets associated with discontinued operations	-	4,418,000

Total assets	$3,332,000	$8,855,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$217,000	$100,000
Accrued vacation	34,000	29,000
Other accrued liabilities	184,000	175,000
Convertible notes payable - net of debt discount of $312,000 and $390,000 respectively	239,000	111,000
Notes payable to related parties	319,000	295,000
Notes payable	758,000	5,000

Derivative liabilities	943,000	688,000
Total current liabilities	2,694,000	1,403,000

Liabilities associated with discontinued operations
Assigned notes payable disposed of in sale of Plaor, Inc - net of debt discount of $0 and $330,000 respectively	-	1,221,000
Deferred revenue, net of deferred platform fees	-	379,000
Total other liabilities		701,000

Total liabilities associated with discontinued operations	-	2,301,000

Stockholders’ equity
Preferred stock, $0.001 par, 25,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 975,000,000 shares authorized, 121,536,394 and 117,283,330 issued and outstanding, respectively	122,000	117,000
Additional paid-in capital	37,066,000	36,536,000
Accumulated deficit	(36,550,000)	(31,502,000)

Total stockholders’ equity	638,000	5,151,000

Total liabilities and stockholders’ equity	$3,332,000	$8,855,000

See accompanying notes to consolidated financial statements.

CROWDGATHER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

(amounts rounded to nearest 1,000, except share data)

	2016	2015

Revenue	$441,000	$656,000

Cost of revenue	2,000	34,000

Gross profit	439,000	622,000

Operating expenses
Payroll and related expenses	390,000	431,000
Stock based compensation	59,000	299,000
General and administrative	733,000	1,985,000
Legal settlements, net	15,000	50,000

Total operating expenses	1,197,000	2,765,000

Loss from operations	(758,000)	(2,143,000)

Other income (expense), net
Impairment (expense) of intangible assets	(1,021,000)	-
Stated interest and issuance (expense)	(323,000)	(95,000)
Amortization of debt discount and interest in excess of debt discount (expense)	(2,257,000)	(742,000)
Gain on extinguishment of notes payable	12,000	41,000
Fair value adjustment for derivative liabilities	908,000	73,000

Total Other income (expense), net	(2,681,000)	(723,000)

Net loss from continuing operations before provision for income taxes	(3,439,000)	(2,866,000)

Provision for income taxes	1,000	2,000

Net loss from continuing operations	(3,440,000)	$(2,868,000)

Discontinued operations
Loss from discontinued operations of Plaor, Inc.	(877,000)	(4,362,000)
Loss on sale/impairment of note receivable	(731,000)	-
Net loss from discontinued operations	(1,608,000)	(4,362,000)

Net Loss	$(5,048,000)	$(7,230,000)

Weighted average shares outstanding- basic and diluted	118,987,173	114,068,425

Net loss per share – basic and diluted
Continuing operations	(0.03)	(0.03)
Discontinued operations	(0.01)	(0.04)
Net	(0.04)	(0.07)

See accompanying notes to consolidated financial statements.

CROWDGATHER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

APRIL 30, 2016 AND 2015

(amounts rounded to nearest 1,000, except share data)

							Accumulated
							Other
	Preferred Serices B		Common Stock			Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income/Loss	Total

Balance as of April 30, 2014 as previously reported	1,000,000	1,000,000	61,657,530	62,000	29,749,000	(22,743,000)	29,000	8,097,000
Prior period adjustment						(1,529,000)		(1,529,000)
Balance as of April 30, 2014 as restated	1,000,000	1,000,000	61,657,530	62,000	29,749,000	(24,272,000)	29,000	6,568,000
Shares issued for the purchase of assets			55,325,800	55,000	6,023,000			6,078,000
Options expense					266,000			266,000
Restricted stock units			300,000	-	33,000			33,000
Write down of for-sale securities							(29,000)	(29,000)
Exchange of preferred shares	(1,000,000)	(1,000,000)						(1,000,000)
Warrants issued with debt					465,000			465,000
Net (loss)						(7,230,000)		(7,230,000)
Balance April 30, 2015	-	-	117,283,330	117,000	36,536,000	(31,502,000)	-	5,151,000

Shares issued for the purchase assets			28,571	-	1,000			1,000
Options expense					59,000			59,000
Restricted stock units					4,000			4,000
Warrants exercised			2,724,493	3,000	128,000			131,000
Shares issued for convertible debt			1,500,000	2,000	13,000			15,000
Embedded conversion feature					325,000			325,000
Net (loss)						(5,048,000)		(5,048,000)
Balance April 30, 2016	-	-	121,536,394	122,000	37,066,000	(36,550,000)	-	638,000

See accompanying notes to consolidated financial statements

CROWDGATHER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

(amounts rounded to nearest 1,000, except share data)

	2016	2015
Cash flows from operating activities:
Net (loss)	$(3,440,000)	$(2,868,000)
Loss from discontinued operations	(1,608,000)	(4,362,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of intangible	1,021,000	-
Write-off of note receivable	731,000	-
Write-off of OCI	-	29,000
Write-off of inventory	-	31,000
Depreciation expense	14,000	99,000
Stock based comp	59,000	299,000
Derivative liability in excess of debt discount	1,567,000	295,000
Amortization of debt discount	361,000	211,000
Gain on extinguishment of debt	(12,000)	(41,000)
Change in derivative liability	(908,000)	(73,000)
Write-off of investment	-	21,000
Changes in operating assets and liabilities:
Accounts receivable	38,000	64,000
Prepaids and other current assets	(14,000)	10,000
Accounts payable	162,000	104,000
Cash from discontinued operations	(802,000)	3,046,000

Net cash used in operating activities	(2,831,000)	(3,135,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,000)	-
Cash from discontinued operations	3,409,000	1,291,000
Net cash provided by investing activities	3,408,000	1,291,000

Cash flows from financing activities:
Proceeds from related party notes	30,000	295,000
Repayment of related party notes	(6,000)	-
Proceeds from convertible notes payable	554,000	614,000
Payments on convertible notes	(734,000)	(214,000)
Net proceeds from Conventional notes payable	758,000	-
Payments on Conventional notes payable	(5,000)	-
Cash from discontinued ops	(1,221,000)	686,000
Net cash (used in) provided by financing activities	(624,000)	1,381,000

Net increase (decrease) in cash	(47,000)	(463,000)
Cash, beginning of period	83,000	546,000
Cash, end of period	$36,000	$83,000

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$800	$800
Interest	$-	$-
Non-cash transactions:
Conversion of preferred stock into notes payable	$-	$1,000,000
Note payable issued for intangible asset	$-	$5,000
Stock issued for intangible assets	$-	$6,078,000
Debt discount	$566,000	$656,000
Conversion of convertible debt into common stock	$15,000	$-
Exercise of derivative liability for common stock	$131,000	$-

See accompanying notes to consolidated financial statements.

CROWDGATHER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CrowdGather, Inc. (hereinafter referred to as “we”, “us”, “our”, or “the company”) is a social networking, internet company that specializes in developing and hosting forum based websites and provides targeted advertising and marketing services for online customers.  Through our merger with Plaor, Inc on May 19, 2014, we also developed, market and operate online social games as live services played over the Internet and on social networking sites and mobile platforms. Plaor’s initial social gaming platform was a simulated casino environment referred to as Mega Fame Casino.  We are headquartered in Calabasas, California, and were incorporated under the laws of the State of Nevada on April 20, 2005. On March 18, 2016, we sold Plaor, Inc.

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. Critical accounting policies are the Company’s management’s representations and require the most subjective and complex judgment, often involving the use of estimates on the impact and effects related matters with a large degree of inherent uncertainty. The accompanying policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include our activities and our wholly-owned subsidiaries, Adisn, Inc. and Plaor, Inc.  All intercompany transactions have been eliminated. Plaor, Inc. was sold on March 18, 2016 and has been presented in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 205-20 Discontinued Operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates as the current economic environment increases the degree of uncertainly inherent in the estimates and uncertainty. The more significant estimates and assumptions made my management include allowances for doubtful accounts, allowance for deferred income, depreciation and amortization, fair market value of equity and embedded derivative instruments, fair market value of purchased and sold assets, and impairment of intangible assets.

Identifiable Intangible Assets

In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that impairment exists. As required by ASC 350, in the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets, website domain names, using a combination of discounted cash flow analysis and market value comparisons. If the carrying value exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value over the estimate of fair value and accordingly record the loss. During the years ended April 30, 2016 and 2015 we recognized approximately $1,021,000 and $0 of impairment expense related to our continuing operations and $0 and $1,020,000 of impairment expense related to our discontinued operations for each of the years respectively. For the details of our impairment expenses related to continuing operations please refer to Note 8 below. For the details related to impairment expenses associated with our discontinued operations please refer to Note 4 below.

Intangible assets that are determined to have definite lives are amortized over the shorter of their legal lives or their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with ASC 360, Property, Plant and Equipment discussed below.

Impairment of Long-Lived Assets

In accordance with ASC 360 Property, Plant and Equipment, we generally estimate the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists when qualitative events or circumstances indicate the carrying value of a long-lived asset may be impaired. However, in cases where we determine a non-material amount we assess specific facts and circumstances to assess potential impairment. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value. During the years ended on April 30, 2016 and 2015 we did not recognize any impairment of long lived assets.

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

During the fiscal year ended April 30, 2015 we wrote down our investment in EROX of $21,000 to $0.

Inventory

Inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

During the fiscal year ended April 30, 2015 we wrote down our inventory of $31,000 to $0.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

During year ended April 30, 2015 the Company paid $32,800 for legal services provided by Mr. Hazim Ansari, which the Company has identified to be a related party, as he later became a member of the Board of Directors.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 30, 2016 and 2015, the fair value of cash, accounts payable, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Basic and Diluted Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method, consisting of shares that might be issued upon exercise of common stock warrants and conversion of convertible notes. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common shares equivalents, because their inclusion would be anti-dilutive. The following are types of potentially dilutive instruments:

Warrants,

Convertible notes,

Employee stock options,,

Restricted stock units, and

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, “Earnings Per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution. The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the Company’s outstanding dilutive instruments were converted into common stock.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options, warrants, and convertible notes are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings (loss) per share are the same since the Company had net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

Revenue Recognition

We currently work with third-party advertising networks selling online advertising on our forum and branded website network on a cost per thousand impressions, cost per click or cost per action basis. All sales are recorded in accordance with ASC 605, Revenue Recognition.  Revenue is recognized when all the criteria have been met:

• When persuasive evidence of an arrangement exists.

• The services have been provided to the customer.

• The fee is fixed or determinable.

• Collectability is reasonably assured.

Online Game

Our former wholly owned subsidiary Plaor operated Mega Fame Casino (“MFC”), a full-featured free-to-play online social casino. MFC is available on Facebook, Google Play, and the Apple App Store. MFC generates revenue through the sale of virtual currency to players that they may exchange to play at any of our online slot machines, video poker machines, Hold’em style poker tables, or for other features and experiences available within MFC. Players can pay for our virtual currency using Facebook credits (prior to July 2013) or Facebook local currency payments (beginning July 2013) when playing our games through Facebook and can use other payment methods such as credit cards or PayPal on other platforms.

Revenue from the sale of virtual currency to players is recognized when the service has been provided to the player, assuming all other revenue recognition criteria have been met. We have determined that an implied obligation exists by the Company to the paying player to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. The proceeds from the sale of virtual goods are initially recorded as deferred revenue. We recognize revenue as the goods are consumed, assuming all other revenue recognition criteria have been met, which is generally over a period of 90 days. Deferred revenue associated with the operation MFC has been presented as discontinued operations on our income statement and statement of financial position. Please see Note 4 for additional detail.

Cost of Revenue

Our cost of revenue consists primarily of the direct expenses incurred in order to generate revenue. Such costs are recorded as incurred. We also record costs related to the fulfillment of specific customer advertising campaigns and the costs associated with the manufacture and distribution of our synthetic human pheromone consumer products.

Employee Stock Based Compensation

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

We did not issue any employee stock based compensation during the years ended April 30, 2016 and 2015.

Non-employee Stock Based Compensation

We account for non-employee stock based compensation in accordance with ASC 505-50, Equity Payments to Non-Employees. For awards with service or performance conditions, we generally recognize expense over the service period or when the performance condition is met; however, there may be circumstances in which we determine that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued. We determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty’s performance is complete). We use historical data to estimate expected forfeiture rate. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost ultimately recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  The offset to the contra-liability is recorded in our consolidated balance sheet as either additional paid in capital in the case of equity treatment of the warrants or as derivative liability in the case of liability treatment of the warrant.  We determine the value of the warrants using the Binomial Lattice Model using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

Convertible debt – derivative treatment – When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows:  a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity.  The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using binomial options pricing upon the date of issuance.  If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense.  Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt.  The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated statement of operations.  The debt discount is amortized through interest expense over the life of the debt.

During the fiscal years ended April 30, 2016 and 2015 we determined that all of the embedded conversion features associated with debt issued within the years qualified for embedded derivative treatment in accordance with ASC 815, Derivatives and Hedging. As such, no future classification analysis was needed for additional testing for beneficial conversion features.

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different.  The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument.  If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. See Note 13 for details on individual notes subject to modification during the fiscal year ended April 30, 2016.

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows or management’s best estimate when no valuation is obtained. We allocate any excess purchase price over the fair value of the net assets and liabilities acquired to goodwill.  Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Discontinued Operations

Plaor, Inc. was sold on March 18, 2016 and has been presented in the accompanying consolidated financial statements as discontinued operations in accordance with ASC 205-20 Discontinued Operations. As further discussed in Note 4, the operations of our wholly-owned subsidiary, Plaor, were divested during the fourth quarter of the fiscal year ended April 30, 2016 (“fiscal 2016”). All significant intercompany transactions and accounts are eliminated in consolidation.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments include cash, accounts receivable, and accounts payables. The carrying values of these financial instruments approximate their fair value due to their short maturities.  The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.  Our derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position and cash flows.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at April 30, 2016 and April 30 2015, respectively, and has not recognized interest and/or penalties during the years ended April 30, 2016 and April 30, 2015, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service.

Internal-Use Software Development Costs

We expense costs as incurred for internal-use software during the preliminary stages of development. Costs incurred during the application development stage are capitalized, subject to their recoverability. All costs incurred after the software has been implemented and is fully operational are expensed as incurred. As of April 30, 2016 and 2015, we have not capitalized any internal-use software development costs. All costs identified as software maintenance costs have been expensed and reflected within our statement of operations as operating costs associated with normal business activities.

Recent Accounting Pronouncements

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued ASU 2016-15, which clarified the presentation of certain cash receipts and cash payments on the statement of cash flows. Previous GAAP was either unclear or lacked specific guidance on the presentation of the items addressed in ASU 2016-15, as a result a diversity of practice had developed. The amendment provides specific guidance on the presentation of eight specific items on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and the interim periods within those fiscal years. We plan to evaluate the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-17”Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We plan to evaluate the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We plan to evaluate the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

FASB ASU 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost,” or ASU 2015-03 - In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This ASU is effective for annual periods beginning after December 15, 2015, and the interim periods within those fiscal years. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

FASB ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02 - In February 2015, the FASB issued ASU 2015-02, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015 and we plan to evaluate the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We plan to evaluate the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We plan to evaluate the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We plan to evaluate the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows.  Implementation and administration may present challenges for companies with significant share-based payment activities.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We plan to evaluate the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  We plan to evaluate the potential impact this standard will have on our consolidated financial statements and related disclosures.

2.	GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred a net loss of $5,048,000 for the year ended April 30, 2016 and have an accumulated deficit of $36,550,000 as of April 30, 2016, and additional debt or equity financing will be required to fund our activities and to support our operations. However, there is no assurance we will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable us to introduce new products on a continual and timely basis so that profitable operations can be attained. These matters raise substantial doubt of our ability to continuing operating as a going concern. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide opportunity for us to continue as a going concern. There can be no assurance that our efforts will translate in a beneficial manner. The accompanying statements do not include any adjustments that might result should we be unable to continue as a going concern.

3.	ACQUISITIONS

Plaor Merger

On May 19, 2014, we completed a merger agreement for 100% of the issued and outstanding common stock of Plaor, Inc. (Plaor), a social gaming company, pursuant to which Plaor survived as our wholly-owned subsidiary (“Merger”). We issued 55,075,800 shares of our $0.01 par value common stock to the shareholders of Plaor. These shares were valued for accounting purposes at $0.11 per share which represented the closing share price of our stock on May 19, 2014, for a total purchase price of $6,058,000. The purchase price has been allocated in accordance with ASC 805 as per management’s best estimate as follows:

Cash and cash equivalents	$102,000
Accounts receivable, Net	87,000
Prepaids and other assets	25,000
Property and equipment	18,000
Amortizable intangible assets:
Trademarks, trade name, licensing and branding	4,241,000
Goodwill allocated	1,817,000

Total assets acquired	6,290,000
Fair value of liabilities assumed	(232,000)
Net fair value	$6,058,000

4.	SALE OF PLAOR, INC. AND DISCONTINUED OPERATIONS

On March 18, 2016 we sold our wholly owned subsidiary Plaor, Inc. to Native Games America, LLC (“NGA”). The sale allows us to focus more directly on our core online communities and digital cannabis businesses while also removing approximately $1,848,000 of current debt and accrued interest from our balance sheet along with the elimination of approximately $589,000 of liabilities related to Plaor, Inc.

The liabilities assumed and assets acquired by Native Games America, Inc. consisted of the following on March 18, 2016:

Liabilities Assumed:
Debt	$1,600,000
Accrued interest	248,000
1,848,000

Accounts Payable	125,000
Deferred revenue	266,000
Accrued Liabilities	198,000
589,000

Note Payable to NGA	284,000
Payments received from NGA	200,000
484,000

Note Receivable	731,000

Total Consideration	$3,652,000

Assets Acquired:
Cash	7,000
Accounts receivable	42,000
Prepaids/Deposits	19,000
PPE	8,000
Intangibles	3,576,000
Total Assets	$3,652,000

Gain (Loss) on Sale	$-

At close of the transaction on March 18, 2016, NGA assumed $1,848,000 of debt and accrued interest, $589,000 of outstanding liabilities and made cash payments of $200,000 to the Company and cash payments on behalf of Ploar to settle liabilities of $284,000. The balance was a note receivable of $731,000. Based on discussion with the management of NGA we impaired the balance in note receivable on our balance sheet to $0.

The Company has recorded terminating its operations of Plaor, Inc as of March 18, 2016, in accordance with Accounting Standards Codification (ASC) No. 205-20, Discontinued Operations.  As such, the historical results of Plaor, Inc. have been adjusted to include discontinued-related costs and exclude corporate allocations with CrowdGather, Inc and have been classified as discontinued operations in all periods presented.

The following financial information presents the discontinued operations of Plaor, Inc.

	2016	2015

Revenue	$1,587,000	$1,744,000

Cost of revenue	443,000	550,000

Gross profit	1,144,000	1,194,000

Operating expenses
Payroll and related expenses	691,000	1,691,000
General and administrative	1,330,000	3,020,000

Total operating expenses	2,021,000	4,711,000

Other income (expense), net
Legal settlement	-	175,000
Impairment of intangible assets		(1,020,000)
Total Other income (expense), net	-	(845,000)

Net Loss	$(877,000)	$(4,362,000)

Weighted average shares outstanding- basic and diluted	118,987,173	114,068,425

Net loss per share – basic and diluted	$(0.01)	$(0.04)

For the years ended April 30, 2016 and 2015 we recognized amortization of trademarks of $683,000 and $779,000, respectively, which was included in general and administrative expenses.

During the year ended April 30, 2015 we received $175,000 related to a settlement agreement reached with Hollywood Casinos, LLC concerning certain marks, social media accounts and domain names. We have recognized the $175,000 as Other Income during that year related to discontinued operations.

As of April 30, 2015 we determined that the estimated fair value of our trademarks and goodwill did not exceed its carrying value and therefore was impaired. We recorded an impairment of $653,000 on trademarks and $367,000 on goodwill, for a total of $1,020,000.

The following table presents the aggregate carrying amounts of the assets and liabilities associated with the discontinued operations of Plaor, Inc.

APRIL 30, 2015

Current assets

Accounts receivable	131,000
Prepaid expenses and deposits	15,000
Total current assets	146,000

Property and equipment, net of accumulated depreciation of $27,000 respectively	13,000
Goodwill	1,450,000
Intangible and other assets, net of accumulated amortization of $779,000 respectively	2,809,000

Total assets of discontinued operations	4,418,000

Current liabilities of discontinued operations
Accounts payable	$73,000
Other accrued liabilities	628,000
Deferred revenue, net of deferred platform fees	379,000
Assigned notes payable disposed of in sale of Plaor, Inc - net of debt discount of $330,000	1,221,000

Total current liabilities of discontinued operations	2,301,000

Total liabilities of discontinued operations	2,301,000

Assigned debt

As a component of the consideration in the sale of our subsidiary Plaor, Inc to Native Games America, LLC (“NGA”). Approximately $1,848,000 of debt principal plus all accrued interested related to the principal was assigned to NGA, which is recorded in the accompanying statement of financial position at April 30, 2015 under Notes Payable disposed of in the sale of Plaor, Inc. A discussion of the debt assigned to NGA follows.

Assigned Exchange Notes:

On December 1, 2014, we entered into a separate exchange agreement with each holder (collectively, the “Holders”) of (i) shares of our Series B Preferred Stock (“Preferred Stock”), and (ii) warrants to purchase 10,000,000 shares of our common stock issued in connection with the Preferred Stock (the “Old Warrants”) pursuant to which we issued Secured Promissory Notes (“Exchange Notes”) in the aggregate principal amount of $1,100,000 and warrants to purchase 5,500,000 shares of our common stock (the “Exchange Warrants”) to the Holders in the amounts as specified in the separate Exchange Agreements in exchange for all of the issued and outstanding Preferred Stock and all of the Old Warrants held by the Holders. Following the consummation of the transactions contemplated by each Exchange Agreement, the Preferred Stock and Old Warrants were no longer outstanding, and we removed from reservation 30,000,000 shares of common stock underlying the Preferred Stock and Old Warrants. The Notes bear interest at the rate of 12% per annum and were due and payable one year from the date of issuance.   On March 18, 2016 and on April 30, 2015 outstanding principal was $1,100,000, unamortized debt discount was $0 and $256,000, and accrued interest was $172,000 and $55,000 on those dates respectively. The Exchange Warrants grant the Holders the right to purchase five shares of our common stock for every one dollar of principal of the Exchange Notes issued to the Holders at an exercise price equal to $0.11 per share.  The Exchange Warrants have an exercise term equal to five years and are exercisable commencing on December 3, 2014. In connection with the issuance of the Exchange Notes, we entered into a security agreement with the Holders to secure the timely payment and performance in full of our obligations pursuant to the Exchange Notes. In connection with the sale of our subsidiary Plaor, Inc, all Exchange Notes, principal of $1,100,000 and accrued interest of $172,000, was assigned to the buyer of Plaor, Inc on March 18, 2016. The warrants associated with the notes were detached and remain outstanding with CrowdGather, Inc. We recognized the detached Exchange Warrants as equity instruments according to the guidance of ASC 480, Distinguishing Liabilities from Equity and recorded at relative fair value at the time of issuance according to ASC 470-20, Debt with Conversion and Other Options. On the date of issuance, the estimate relative fair value of the warrants was approximately $334,000 using the lattice model and the following inputs: stock price $0.10, strike price $0.11, volatility 146%, risk free rate 1.64%. Furthermore, we recognized the following: note payable of $1,100,000; additional paid in capital of approximately $334,000; debt discount of approximately $334,000 the relative fair value of the warrants and an additional debt discount of approximately $100,000, for a total debt discount of $434,000; and the extinguishment of $1,000,000 worth of our Series B preferred shares.

For the period ended March 18, 2016, accreted debt discount and interest expense was approximately $256,000 and $117,000, respectively and were included in continuing operations. For the year ended April 30, 2015, accreted debt discount and interest expense was approximately $178,000 and $55,000, respectively. No interest payments were made in 2016 or 2015.

Assigned Secured Notes:

On November 20, 2014 and November 21, 2014, we entered into two Note and Warrant Purchase Agreements with two investors (“Investors”) providing for the purchase of Secured Promissory Notes (“Notes”) in the aggregate principal amount of $250,000 and warrants to purchase an aggregate amount of 1,250,000 shares of our common stock (the “Warrants”). The Notes were issued on November 20, 2014 and November 21, 2014, respectively. The Notes bear interest at the rate of 12% per annum and were due and payable one year from the date of issuance. On March 18, 2016 and April 30, 2015 outstanding principal was $250,000, unamortized debt discount was $0 and $41,000, and accrued interest was $39,000 and $13,000 on those dates respectively. The Warrants grant the Investors the right to purchase five shares of our common stock for every one dollar of principal of the Notes purchased by the Investors at an exercise price equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on November 20, 2014 and November 21, 2014, respectively. In connection with the issuance of the Notes, we entered into a security agreement with the Investors to secure the timely payment and performance in full of our obligations pursuant to the Notes. . As part of our sale of Plaor, Inc. on March 18, 2016 the Notes have been assigned to Native Games America, LLC, the purchaser of Plaor, Inc. as a component of total consideration of the sale. The Warrants remained outstanding and have been recognized as equity instruments according to the guidance of ASC 480, Distinguishing Liabilities from Equity and recorded the value at relative fair value at the time of issuance according to ASC 470-20, Debt with Conversion and Other Options. On the date of issuance, the estimate relative fair value of the warrants was approximately $73,000 using the lattice model and the following inputs: stock price $0.09, strike price $0.10, volatility 146%, risk free rate 1.62%. Furthermore, we recognized the following: note payable of $250,000; additional paid in capital of approximately $73,000; and debt discount of approximately $73,000.

For the period ended March 18, 2016, accreted debt discount and interest expense was approximately $41,000 and $26,000, respectively and were included in continuing operations. For the year ended April 30, 2015, accreted debt discount and interest expense was approximately $32,000 and $13,000, respectively.

On December 1, 2014, we entered a Note and Warrant Purchase Agreement with one investor providing for the purchase of a Secured Promissory Note (“Note”) in the principal amount of $200,000 and warrants to purchase 1,000,000 shares of our common stock (the “Warrants”). The Note was issued and funded on December 2, 2014. The Note bears interest at the rate of 12% per annum and was due and payable one year from the date of issuance. The principal balance on March 18, 2016 and April 30, 2015 was $200,000 with accrued interest of $33,000 and $11,000 on those dates respectively. The Warrants grant the investor the right to purchase five shares of our common stock for every one dollar of principal of the Note purchased by the investor at an exercise price of $0.11 per share which is equal to 110% of the closing price of our common stock on the date of investment.  The Warrants have an exercise term equal to five years and are exercisable commencing on the date of issuance. In connection with the issuance of the Note, we entered into a security agreement with the investor to secure the timely payment and performance in full of our obligations pursuant to the Note. As part of our sale of Plaor, Inc. on March 18, 2016 the Note have been assigned to Native Games America, LLC, the purchaser of Plaor, Inc. as a component of total consideration of the sale. We recognized the detached Exchange Warrants as equity instruments according to the guidance of ASC 480, Distinguishing Liabilities from Equity and recorded the value at relative fair value at the time of issuance according to ASC 470-20, Debt with Conversion and Other Options. . On the date of issuance, the estimate relative fair value of the warrants was approximately $58,000 using the lattice model and the following inputs: stock price $0.09, strike price $0.10, volatility 146%, risk free rate 1.62%. Furthermore, we recognized the following: note payable of $200,000; additional paid in capital of approximately $58,000; and debt discount of approximately $58,000.

For the period ended March 18, 2016, accreted debt discount and interest expense was approximately $33,000 and $22,000, respectively and were included in continuing operations. For the year ended April 30, 2015, accreted debt discount and interest expense was approximately $25,000 and $11,000, respectively.

On July 16, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement for $50,000 with an investor. As part of the Agreement, we issued to the investor a Promissory Note whereby agreed repay the $50,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest was assigned to Native Games America, the purchaser of our former subsidiary Plaor, Inc. as a comment of the sale of Plaor, Inc on March 18, 2016. The principal balance on March 18, 2016 was $50,000 with accrued interest of $4,000.

For the period ended March 18, 2016 interest expense was approximately $4,000.

Any associated warrants with the notes were detached and remain outstanding with CrowdGather, Inc.

Investment in Plaor

As of April 30, 2015, we determined that the fair value of the non-goodwill intangible assets of Plaor, Inc did not exceed its carrying value and therefore was impaired. We recorded an impairment charge of $653,000 and held a net carrying value after impairment of $3,587,000, which was subsequently eliminated as a result of our sale of Plaor, Inc (“Plaor”). Our determination was largely based on the short period we owned Plaor, Inc. and the resulting consideration received on the sale of Plaor.

Goodwill

During the year ended April 30, 2015, we recorded $1,817,000 of goodwill relating to the merger with Plaor. The total value of the acquisition was approximately $6,058,000 and has been allocated in accordance with ASC 805 as per our management’s valuation estimate.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

As of April 30, 2015, we determined that the fair value of the goodwill did not exceed its carrying value and therefore was impaired. We recorded an impairment charge of $367,000 and held a net carrying value after impairment of $1,450,000, which was subsequently eliminated as a result of our sale of Plaor, Inc (“Plaor”). Our determination was largely based on the short period of time we owned Plaor, Inc. and the resulting consideration received on the sale of Plaor.

5.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  We are in a net loss position and as such Diluted net loss per share is calculated similarly to Basic net loss per share.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended April 30
	2016	2015

Net loss from continuing operations	(3,440,000)	(2,868,000)
Net loss from discontinued operations	(1,608,000)	(4,362,000)
Net loss	(5,048,000)	(7,230,000)

Weighted average outstanding shares of common stock	118,987,173	114,068,425
Dilutive effect of stock options and warrants	-	-
Common stock and equivalents	118,987,173	114,068,425

Basic and diluted
Loss from continuing operations	(0.03)	(0.03)
Loss from discontinued operations	(0.01)	(0.04)
Net loss	(0.04)	(0.07)

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share for the years ended April 30, as follows:

	Year ended April 30
	2016	2015

Common stock upon the conversion of debt	62,407,000	11,855,000
Warrants	7,750,000	8,590,000
Stock Options	3,264,000	4,554,000

	73,421,000	24,999,000

6.	PROVISION FOR INCOME TAXES

For the years ended April 30, 2016 and 2015, we have recognized the minimum amount of franchise tax required under California corporation law of $800. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of April 30, 2016, we had federal and state net operating loss carry forwards of approximately $21,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2035. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured. We also continue to be subject to examination by the IRS and the state taxing authorities for the tax years 2009 to 2015.

As of April 30, 2016, we had the following deferred tax assets related to net operating losses. A 100% valuation allowance has been established due to the uncertainty of our ability to realize future taxable income and to recover its net deferred tax assets.

	Year Ended April 30, 2016	Year Ended April 30, 2015
Federal net operating loss (at 34%)	$4,511,000	4,280,000
State net operating loss (at 8.84%)	1,173,000	1,113,000
	5,684,000	5,393,000
Less: valuation allowance	(5,684,000)	(5,393,000)

Net deferred tax assets	$-	-

Our valuation allowance increased by $195,000 and $1,140,000 for the years ended April 30, 2016 and 2015, respectively.

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2016	April 30, 2015

Furniture, fixtures and office equipment	$31,000	$31,000
Computers, servers and equipment	594,000	593,000

	625,000	624,000
Less: accumulated depreciation	(614,000)	(600,000)

	$11,000	$24,000

Depreciation expense was $14,000 and $99,000 for the years ended April 30, 2016 and 2015, respectively.

8.	INTANGIBLE ASSETS

Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite. We account for the intangible assets at cost. Intangible assets acquired in a business combination, if any, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Intangibles consist of the following:

	Est. Life	APRIL 30, 2016	APRIL 30, 2015

Online forums and related websites	Indefinite	$4,216,000	$4,216,000

Less: Impairment		(1,021,000)	-

		$3,195,000	$4,216,000

In accordance with ASC 350-30 General Intangibles Other Than Goodwill, we evaluate the remaining useful life of our intangible assets not being amortized to determine whether events and circumstances continue to support an indefinite useful life. As of April 30, 2016 and 2015 we determined that our forum assets remained indefinite-lived assets not subject to amortization. We considered factors including: expected cash flow, our historical experiences, regulatory factors and the effects of possible obsolescence and maintenance required to support the assets.

As of April 30, 2016, we determined that the fair value of our online forums and related websites did not exceed its carrying value and therefore was impaired. We recorded an impairment charge of approximately $1,021,000 and held a net carrying value after impairment of $3,195,000. The impairment amount was determined using the income approach and specifically the multi-period excess earnings method. We engaged the services of an independent appraisal firm to conduct the impairment analysis according to US GAPP principles including ASC 350 Intangibles – Goodwill and Other.

On April 8, 2015, we acquired the digital assets of Weedtracker.com and related online community in exchange for a $5,000 cash payment due December 31, 2015 and 250,000 shares of our $0.001 par value common stock, valued for accounting purposes at $0.08 per share which represented the closing share price on the closing date of the transaction for a total stock based payment of $20,000. As a result, the total purchase price was $25,000.

On August 11, 2015, we acquired the digital assets of CouponsForWeed.com and related mobile application in exchange for a $1,000 cash payment due at closing and 28,571 shares of our $0.001 par value common stock, valued for accounting purposes at $0.05 per share which represented the volume weighted average share price on the closing date of the transaction for a total stock based payment of $1,000. As a result, the total purchase price was $2,000.

9.	RESTATED BALANCES

The Board of Directors and management of CrowdGather, Inc determined, after discussions with our independent registered public accounting firm, concluded that, based on a review of the Company’s accounting for certain losses related to the sale of certain intangible assets in April 2014 were not properly accounted for in prior years and the related financial statements were materially misstated.

In April 2014 we had entered into a definitive agreement to sell our website PBNation.com. Pursuant to the Web Site Purchase Agreement (the “Agreement”), we agreed to transfer and assign all right, title, and interest in the web site(s) known as PBNation.com. The purchase price of the site as stated in the Agreement was $1,380,000. The Agreement also stated escrow fees, known accrued receivables, and a $25,000 “holdback” would reduce the cash paid to us. A portion of the $25,000 holdback amount would furthermore be due to us one year following the sale net of certain accrued receivables paid to us but due to the buyer as per the terms of the Agreement. The loss on this sale of $1,529,000 was previously reported as of the date of the transaction closing in May 2014. As a result of our analysis, we have concluded that this loss should have been recorded as of April 30, 2014. Accordingly, the beginning accumulated deficit balance for the year ended April 30, 2014 was restated.

10.	COMMON STOCK

On September 22, 2014 300,000 Restricted Stock Units were granted to Monarch Bay Securities for an advisory engagement lasting six months.  In consideration of the irrevocable nature of the granted shares and the performance commitment embodied by engagement agreement, we have determined that a single measurement of fair value at the time of the grant was appropriate in accordance with ASC 505--50--30--11(a).  We subsequently recognized the fair value of the Restricted Stock Units on a straight line basis over the term of the engagement in consideration of ASC 505--50--25--4.

In Fiscal 2015 we wrote down for-sale securities related to the investment in EROX that we had previously recorded effects on other comprehensive income. The original value of the securities recorded was $50,000, with $29,000 in Accumulated Other Comprehensive Income and the remaining $21,000 was originally recorded on the balance sheet and written down to $0 in Fiscal 2015.

On April 8, 2015, we acquired the digital assets of Weedtracker.com and related online community and issued 250,000 shares of our $0.001 par value common stock, valued for accounting purposes at $0.08 per share which represented the closing share price on the closing date of the transaction for a total stock based payment of $20,000. The company determined the acquisition did not fall within the scope of ASC 805 Business Combinations; and that the acquisition did not meet the definition of a business combination.

On August 11, 2015, we acquired the digital assets of CouponsForWeed.com and related mobile application and issued 28,571 shares of our $0.001 par value common stock, valued for accounting purposes at $0.05 per share which represented the volume weighted average share price on the closing date of the transaction for a total stock based payment of $1,000. The company determined the acquisition did not fall within the scope of ASC 805 Business Combinations; and that the acquisition did not meet the definition of a business combination.

On May 26, 2015 we granted 100,000 shares of restricted stock units, par value $0.001, for consulting services to the company. Vesting of the restricted shares will take place over a 4-year period with ¼ of the originally granted shares vesting on each of four anniversaries. We recognize the fair value of each vesting as non-cash compensation over the vesting period. As of April 30, 2016 we have recognized $1,000 of non-cash compensation expense related to this grant. No stock units have vested and no shares of common stock have been issued.

On May 26, 2015 we granted 100,000 shares of restricted stock units, par value $0.001, for consulting services to the company. Vesting of the restricted shares will take place over a 2-year period with 1/8 of the originally granted shares vesting every 90 days following the grant date. We recognize the fair value of each vesting as non-cash compensation over the vesting period at each vesting date. As of April 30, 2016 we have recognized $2,000 of non-cash compensation expense related to this grant. Approximately 38,000 of stock units have vested and no shares of common stock have been issued.

On June 5, 2015 we granted 100,000 shares of restricted stock units, par value $0.001, for consulting services to the company. Vesting of the restricted shares will take place over a 4-year period with ¼ of the granted shares vesting on each anniversary date. We recognize the fair value of each vesting as non-cash compensation over the vesting period. As of April 30, 2016 we have recognized $1,000 of non-cash compensation expense related to this grant.. No stock units have vested and no shares of common stock have been issued.

On September 23, 2015 Typenex elected to fully exercise their Warrants and were issued 2,724,493 shares according to the terms of the agreement. Upon the exercising of the warrant we remeasured the fair value of the warrant and recognized a decrease in value of $21,000. Additionally, we extinguished the then outstanding derivative liability of $131,000 with that amount recorded as common stock and additional paid in capital. See Note 13 for further discussion.

On April 20, 2016 Iconic Holdings elected to convert $15,000 of the outstanding balance of the Second Note into our common stock at a price of $0.01 per share. We issued to iconic 1,500,000 shares of our common stock and reduced the outstanding balance by $15,000. As of April 30, 2016 the outstanding principal of the note was $147,000. Upon conversion of the note, we recorded $325,000 as additional paid in capital related to the removal of the portion of the embedded conversion feature. See Note 13 for further discussion.

11.	STOCK OPTIONS AND WARRANTS

In May 2008 our board of directors approved the CrowdGather, Inc. 2008 Stock Option Plan (the Plan). The Plan authorizes a reserve of up to 12,000,000 shares and permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

For the years ended April 30, 2016 and 2015, we recognized $59,000 and $266,000 of stock-based compensation costs, respectively, as a result of the issuance of stock options to employees, directors and consultants in accordance with ASC 718.

As April 30, 2016, total unrecognized stock-based compensation cost related to unvested stock options was $20,000, which is expected to be recognized over a weighted-average period of approximately 1.27 years.

Stock option activity was as follows for the year ended April 30, 2016 and 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding, May 1, 2014	6,039,000	$0.75	7.89	$28,000
Granted	0	-	-	-
Forfeited/Expired	(1,485,000)	0.33	6.83	-
Exercised	0	-	-	-

Outstanding, April 30, 2015	4,554,000	$0.64	5.94	$24,000
Exercisable, April 30, 2015	3,418,000	$0.83	5.25	$16,000

Granted	-	-	-	-
Forfeited/Expired	(1,290,000)	0.29	6.89	-
Exercised	-	-	-	-

Outstanding, April 30, 2016	3,264,000	0.78	4.56	$-
Exercisable, April 30, 2016	2,911,000	0.87	4.24	$-

A summary of the status of our unvested shares related to the Plan as of April 30, 2016 and 2015 is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested balance, April 30, 2014	2,720,000	$0.15
Granted	-	-
Vested	(285,000)	0.07
Forfeited/Expired	(1,299,000)	0.33

Non-vested balance, April 30, 2015	1,136,000	$0.07

Granted	-	-
Vested	(285,000)	0.01
Forfeited/Expired	(498,000)	0.29

Non-vested balance, April 30, 2016	353,000	$0.06

The warrant activity for the period starting May 1, 2014, through April 30, 2016, is described as follows:

		Weighted-Average Exercise
	Number of Shares	Price

Outstanding, May 1, 2014	-	$-
Granted	18,590,000	0.11
Forfeited/Expired	(10,000,000)	0.10
Exercised	-	-

Outstanding, April 30, 2015	8,590,000	0.11

Granted	1,884,493	0.05
Forfeited/Expired	-	-
Exercised	(2,724,493)	0.05

Outstanding, April 30, 2016	7,750,000	0.11

Following is a summary of the status of warrants outstanding at April 30, 2016

Exercise Price	Number of Shares	Expiration Date	Weighted-Average Exercise Price

$0.11	1,250,000	11/21/2019	$0.11
0.11	1,000,000	12/2/2019	0.11
$0.11	5,500,000	12/3/2019	0.11
Total	7,750,000		$0.11

See Notes 4 and 13 for further description of warrant activity.

12.	COMMITMENTS AND CONTINGENCIES

As of July 31, 2015, we lease approximately 1,309 square feet of office space located at 23945 Calabasas Road, Suite 115, Calabasas California. The term of our lease is six months. Our rent is $2,553 per month. The Company no longer occupies this office space.

As of the date of this report, we are not currently involved in any legal proceeding that we believe has a material adverse effect on our business, financial condition or operating results.

13.	NOTES PAYABLE AND DERIVATIVE LIABILITIES

Related Party Notes

On April 13, 2015, we entered into a Note Purchase Agreement (Agreement) and related Security Agreement. Under the Agreement, our CEO Sanjay Sabnani agreed to loan the Company $56,000. As part of the Agreement, we issued to Mr. Sabnani a Promissory Note whereby we will repay the $56,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The note, including interest was due April 13, 2016. $6,000 was repaid to Mr. Sabnani in July 2015. As of April 30, 2016 and 2015 the principal balance of the note was $50,000 and $56,000 with interest accrued and payable $7,000 and $1,000 respectively. On July 19, 2016 $50,000 principal balance and all interest due was converted into the company’s common stock. A total of 5,793,267 shares were issued at a price of $0.01 per share. Our common stock closing price on the date of conversion was $0.01.

On April 17, 2015, we issued a Promissory Note for $239,000 received from Mr. Sanjay Sabnani. The proceeds were used to pay off a short-term convertible note issued to KBM Worldwide, Inc. on October 20, 2014, as well as to provide us with $25,000 in working capital. Under the terms of the note, we agreed to repay the $239,000 including interest at 12%. The note, including interest, was due October 20, 2015. Mr. Sabnani extended the maturity date to April 15, 2017. We accounted for the extension as a modification of the original instrument in accordance with ASC 470-50 Modifications and Extinguishments. As of April 30, 2016 and 2015 the balance of the note was $239,000 with interest accrued and payable of $29,000 and $0 respectively.

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. James Sacks, a member of our board. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 13, 2016.   Mr. Sacks has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument in accordance with ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000 with accrued and payable interest $1,000 as of April 30, 2016.

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. Hazim Ansari, a member of our board. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 13, 2016. Mr. Ansari has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument in accordance with ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000 with accrued and payable interest of $1,000 as of April 30, 2016.

On September 17, 2015, we issued a Promissory Note for $10,000 received from Mr. Richard Corredera, our CFO. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 15, 2016. Mr. Corredera has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument in accordance with ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000 with accrued and payable interest of $1,000 as of April 30, 2016.

Promissory Notes and Note Purchase Agreements

During the fiscal year ended April 30, 2016, we entered into various Note Purchase Agreements and related Security Agreement for total aggregate amount of $758,000 with Vinay Holdings. As part of the Agreement, we issued to Vinay Holdings various Promissory Notes whereby we agreed repay the $758,000 including interest at 12% or the maximum allowable under the law, whichever is lower. The notes, including interest were due within ranges from 60 days to one year from the respective issuances of the notes. Vinay holdings granted an extension of the maturity dates and all of the notes are now due June 7, 2018. As of April 30, 2016 the aggregate principal balance of notes was $758,000 with accrued and payable interest of $63,000. We accounted for the note extensions as and extinguishment of the original instruments and the recognition of new notes in accordance with ASC 470-50 Modifications and Extinguishments. We recognized neither a gain nor a loss as a result of the extinguishment.

Convertible Notes

In the follow paragraphs we outline the details of all convertible notes, including those extinguished during the years, issued during the first years ended April 30, 2016 and 2015. We determined the conversion feature of the notes meet the definition of a derivative under ASC 815, Derivatives and Hedging and require bifurcation and are accounted for as separate embedded derivatives.  We have estimated the fair market value of the embedded derivatives of the Notes as the difference between the fair market value of the Notes with the conversion feature and the fair market value of the Notes without the conversion feature associated with the embedded derivative, in both cases using relevant market data. The fair market value of the conversion features were calculated using a binomial lattice model utilizing (1) historical volatility factors calculated by historical observations of our common stock volatility over a period of time similar to the terms of each specific interment, (2) a risk free rates based on the US Treasury Note rate over a similar term as the specific instrument, and (3) discount conversion prices of our common stock consistent with each instruments’ terms. The embedded conversion features were recorded as a debt discount and a derivative liability on the balance sheet at their estimated fair values. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Debt discounts are amortized over the life of the debt. The fair value of the embedded derivatives are also remeasured and recorded at fair value at each subsequent reporting period with changes in fair value recognized in the statement of operations as a gain or loss on derivative

We have recorded each of the instruments’ derivative liability balances on our balance sheet in the Derivative liabilities account; the carrying amount of each host contract has been recorded in Convertible note payable; unamortized debt discount has been recorded in Debt Discount; On our statement of operations we have recorded gains (losses) resulting from fair value adjustments in Change in fair value of derivative liabilities and Gain on extinguishment of debt; we have recognized the amortization costs in Interest expense, net

KBM Worldwide, Inc

On October 23, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $154,000. The Note was signed as of October 20, 2014 on that day, with the Company receiving $149,000 of net proceeds after payment of KBM's legal fees. The Note bears interest at the rate of 8% per annum, was due and payable on July 21, 2015, and may be converted by KBM at any time after 180 days of the date of closing into shares of our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $149,000 using the lattice model and the following inputs: stock price $0.11, strike price $0.07, volatility 149%, risk free rate 0.1%. As a result, we recognized the following: convertible note payable of $154,000; derivative liability of approximately $149,000; debt discount of approximately $5,000 related to the original issue discount and debt discount of approximately $149,000 related to the derivative liability, for a total debt discount of $154,000.

On April 20, 2015, we extinguished the note payable through a cash payment of approximately $214,000. The result was a gain of approximately $41,000 due to the extinguishment of the note payable of $154,00, unamortized debt discount of approximately $53,000, accrued interest of approximately $6,000, and derivative liability of approximately $148,000. The derivative liability estimated fair value was determined using the lattice model and the following inputs: stock price $0.08, strike price $0.04, volatility 150%, risk free rate 0.02%.

For the year ended April 30, 2015 accreted debt discount, interest expense, and the change in the estimated derivative liability was approximately $10,000, $6,000, and $1,00 respectively.

On January 23, 2015, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $154,000. The Note was signed as of January 23, 2015 and was funded on January 23, 2015, with the Company receiving $150,000 of net proceeds after payment of KBM's legal fees. The Note bears interest at the rate of 8% per annum, was due and payable on October 16, 2015, and may be converted by KBM at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $201,000 using the lattice model and the following inputs: stock price $0.09, strike price $0.05, volatility 148%, risk free rate 0.08%. As a result, we recognized the following: convertible note payable of $154,000; derivative liability of approximately $201,000; debt discount of approximately $4,000 related to the original issue discount and debt discount of approximately $150,000 related to the derivative liability, for a total debt discount of $154,000; and interest expense of approximately $51,000.

As of April 30, 2015, the derivative liability estimated fair value was approximately $149,000 using the lattice model and the following inputs: stock price $0.07, strike price $0.04, volatility 178%, risk free rate 0.1%. The result was the recognition of a fair value adjustment of $52,000 in the accompanying statement of operations.

For the year ended April 30, 2016, accreted debt discount and interest expense were $45,000 and $3,000, respectively. As of April 30, 2015, outstanding principal, unamortized debt discount and accrued interest were approximately $154,000, $98,000 and $3,000, respectively. For the year ended April 30, 2015, accreted debt discount and interest expense were approximately $56,000 and $3,000, respectively.

On July 16, 2015, the Note was assigned to Vinay Holdings (“Vinay”) as the result of a payment of approximately $214,000 made to KBM by Vinay. The result was an extinguishment of the Note held by KBM and the simultaneous creation of a new Note held by Vinay. The extinguishment of the KBM note resulted in a gain of approximately $87,000 due to the extinguishment of the note payable of $154,000, unamortized debt discount of approximately $53,000, accrued interest of approximately $6,000, and derivative liability of approximately $194,000. The derivative liability estimated fair value was determined using the lattice model and the following inputs: stock price $0.06, strike price $0.03, volatility 283%, risk free rate 0.03%. The result was the recognition of a fair value adjustment of $45,000 in the accompanying statement of operations. Details of the newly created Vinay note can be found below the section related to the July 16, 2016 Vinay Note.

Iconic Holdings, LLC

Note #1

On February 13, 2015, we entered into a Note Purchase Agreement with Iconic Holdings, LLC (“Iconic”) providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $108,000. On February 13, 2015, the Note was funded and we received $100,000 with $8,000 retained by Iconic through an original issue discount for due diligence and legal expenses related to this transaction. The Note bears interest at the rate of 8% per annum and was due and payable on February 13, 2016. Iconic had the right to convert any unpaid sums into our common stock at the rate of 60% of the lowest trading price reported in the 15 days prior to date of conversion, subject to adjustment as described in the Note. The Note also provides that Iconic will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by Iconic and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock.

During the first 180 days following the date of the Note, we had the right to prepay the principal and accrued but unpaid interest due under the Note, together with any other amounts we may owe the holder under the terms of the Note, at a graduating premium ranging from 105% to 135% of face value. After this initial 180 day period, we did not have a right to prepay the note without written consent from Iconic. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $122,000 using the lattice model and the following inputs: stock price $0.07, strike price $0.04, volatility 161%, risk free rate 0.22%. As of April 30, 2015, the derivative liability estimated fair value was approximately $130,000 using the lattice model and the following inputs: stock price $0.07, strike price $0.04, volatility 183%, risk free rate 0.23%. The result was the recognition of a fair value adjustment of $8,000 in the accompanying statement of operations. Furthermore, we recognized the following at inception: convertible note payable of $108,000; derivative liability of approximately $122,000; debt discount of approximately $8,000 related to the original issue discount and debt discount of approximately $100,000 related to the derivative liability, for a total debt discount of $108,000; and interest expense of approximately $22,000.

As of April 30, 2015, outstanding principal, unamortized debt discount and accrued interest were approximately $108,000, $86,000 and $2,000, respectively. For the year ended April 30, 2015, accreted debt discount and interest expense were approximately $22,000 and $2,000, respectively.

For the year ended April 30, 2016, accreted debt discount, change in the estimated derivative liability, and interest expense were approximately $30,000 $68,000, and $6,000, respectively.

On August 10, 2015, we extinguished the note payable through a cash payment of approximately $154,000. The result was a gain of approximately $18,000 due to the extinguishment of the note payable of $108,000, unamortized debt discount of approximately $56,000, accrued interest of approximately $8,000, and derivative liability of approximately $112,000. The derivative liability estimated fair value was determined using the lattice model and the following inputs: stock price $0.05, strike price $0.03, volatility 169%, risk free rate 0.19%.

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

We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $1,480,000 using the lattice model and the following inputs: stock price $0.12, strike price $0.01, volatility 179%, risk free rate 0.37%. As a result, we recognized the following: convertible note payable of $162,000; derivative liability of approximately $1,480,000; debt discount of approximately $12,000 related to the original issue discount and debt discount of approximately $150,000 related to the derivative liability, for a total debt discount of $162,000; and interest expense of approximately $1,330,000.

On March 18, 2016, we entered into an amendment and extension agreements with Iconic that provided for an extension of the earliest conversion date to April 20, 2016 for a payment to Iconic of $25,000. On April 15, 2016 we entered into a second amendment and extension agreement with Iconic providing for a fixed price at $.01 per share, except that if our common stock closes below $.01 for three consecutive trading days, Iconic can put the Note to us requiring us to pay Iconic the balance due, including interest, within 30 days, plus a premium of 20% thereupon. An additional amendment to Note provisions is, that at any time prior to conversion of any remaining portion of the Iconic Note, we may offer cash to Iconic for the outstanding balance due plus a 20% premium on such balance, and Iconic shall thereupon accept the offered payment or convert the balance to common stock at $.01 per share within 72 hours by written notice to us.

Based on the modifications, we determined that the embedded conversion feature met the criteria for extinguishment in accordance with ASC 470-50 that would require the recognition of a gain or loss. We determined the estimated fair value of the embedded conversion feature immediately prior to the modification to be approximately $163,000 using the lattice model and the following inputs: stock price $0.01, strike price $0.01, volatility 178%, risk free rate 0.36%. As a result, we recognized a loss on extinguishment of debt of approximately $214,000 in the accompanying consolidated statement of operations based on elimination of the derivative liability of approximately $1,480,000 and unamortized debt discount of approximately $52,000, recognition of approximately $325,000 in additional paid in capital in the accompanying consolidated balance sheet, and recognized a fair value adjustment of approximately $1,317,000.

For the year ended April 30, 2016, accreted debt discount and interest expense were approximately $110,000 and $8,000, respectively.

On April 20, 2016 Iconic Holdings elected to convert $15,000 of the outstanding balance of the Second Note into our common stock at a price of $0.01 per share. We issued to iconic 1,500,000 shares of our common stock and reduced the outstanding balance by $15,000. As of April 30, 2016 the outstanding principal of the note was $147,000 and accrued interest of $8,000. Upon conversion of the note, we recorded $325,000 as additional paid in capital related to the removal of the portion of the embedded conversion feature.

On October 7, 2016 Iconic Holdings notified us (“Default Notice”) of a default under the terms of the Second Note. As of the date of Default Notice the outstanding principle balance of the Second Note was $57,000 with $13,607 of interest payable. We are currently in active discussions with Iconic Holdings to cure the default status of the Second Note.

JMJ Financial

On March 24, 2015, we issued to JMJ Financial (the “Investor”) a convertible promissory note in the principal amount of $72,000 with an original issue discount of $7,000 (the “Note”).  The Note is due in March 2017.  As of March 25, 2015, the Investor funded $65,000 pursuant the Note. We may repay the Investor within 90 days of issuance without any interest payment. Thereafter, we may not make any payment until the Note matures, unless such payment is approved by the Investor.  Interest accrues at the rate of 12% per annum with respect to any payment made after the initial 90-day period. At any time after 180 days of the Effective Date, the Investor may convert all or part of the Note into shares of our common stock at (a) the lesser of $0.08 or (b) 65% of the lowest trading price in the 25 trading days prior to the conversion.

We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $115,000 using the lattice model and the following inputs: stock price $0.08, strike price $0.04, volatility 183%, risk free rate 0.64%. As of April 30, 2015, the derivative liability estimated fair value was approximately $98,000 using the lattice model and the following inputs: stock price $0.07, strike price $0.04, volatility 183%, risk free rate 0.54%. The result was the recognition of a fair value adjustment of $17,000 in the accompanying statement of operations. Furthermore, we recognized the following: convertible note payable of $72,000; derivative liability of approximately $115,000; debt discount of approximately $7,000 related to the original issue discount and debt discount of approximately $65,000 related to the derivative liability, for a total debt discount of $72,000; and interest expense of approximately $50,000.

As of April 30, 2015, outstanding principal, unamortized debt discount and accrued interest were approximately $72,000, $68,000 and $1,000, respectively. For the year ended April 30, 2015, accreted debt discount and interest expense were approximately $4,000 and $1,000, respectively.

On September 22, 2015, we extinguished the note payable through a cash payment of approximately $122,000. The result was a gain of approximately $81,000 due to the extinguishment of the note payable of $72,000, unamortized debt discount of approximately $54,000, accrued interest of approximately $4,000, and derivative liability of approximately $181,000. The derivative liability estimated fair value was determined using the lattice model and the following inputs: stock price $0.08, strike price $0.03, volatility 169%, risk free rate 0.71%.

For the year ended April 30, 2016, the change in estimated fair value of the derivative liability was approximately $83,000.

For the year ended April 30, 2016, accreted debt discount and interest expense were approximately $14,000 and $3,000, respectively.

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

Typenex had agreed to restrict its ability to convert the Note and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $169,000 using the lattice model and the following inputs: stock price $0.07, strike price $0.04, volatility 148%, risk free rate 0.25%. As of April 30, 2015, the derivative liability estimated fair value was approximately $159,000 using the lattice model and the following inputs: stock price $0.07, strike price $0.04, volatility 156%, risk free rate 0.23%. The result was the recognition of a fair value adjustment of $10,000 in the accompanying statement of operations. Furthermore, we recognized the following at inception: convertible note payable of $168,000; derivative liability of approximately $169,000 related to the conversion feature and $153,000 related to the warrant; debt discount of approximately $18,000 related to the original issue discount and debt discount of approximately $150,000 related to the derivative liability, for a total debt discount of $168,000; and interest expense of approximately $172,000. As of April 30, 2015, outstanding principal, unamortized debt discount and accrued interest were approximately $168,000, $139,000 and $3,000, respectively. For the year ended April 30, 2015, accreted debt discount and interest expense were approximately $29,000 and $3,000, respectively.

On July 30, 2015, we extinguished the note payable through a cash payment of approximately $219,000. The result was a gain of approximately $40,000 due to the extinguishment of the note payable of $168,000, unamortized debt discount of approximately $93,000, accrued interest of approximately $7,000, and derivative liability of approximately $177,000. The derivative liability estimated fair value was determined using the lattice model and the following inputs: stock price $0.06, strike price $0.03, volatility 173%, risk free rate 0.14%.

For the year ended April 30, 2016, the change in estimated fair value of the derivative liability was approximately $18,000.

For the year ended April 30, 2016, accreted debt discount and interest expense were approximately $46,000 and $4,000, respectively.

Additionally, we granted Typenex warrants (“Warrants”) to purchase shares of our common stock, $.001 par value. The Warrants entitled the holder to purchase a number of shares equal to $84,000 divided by the Conversion Factor multiplied by the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding March 2, 2015, as such number may be adjusted from time to time pursuant to the terms of the Warrants. The Warrants are exercisable for five years at $0.10 per share subject to certain anti-dilution provisions set forth in the Warrants. Under the provision of ASC 480, Distinguishing Liabilities from Equity we initially recorded the warrant as a liability on our balance sheet in Derivative liabilities. As of April 30, 2015 we had recorded a derivative liability related to the warrant of $152,000 on our balance sheet with $1,000 recognized as a change in the fair value of the derivative liability. On September 23, 2015 Typenex elected to fully exercise their Warrants and were issued 2,724,493 shares according to the terms of the agreement. Upon the exercising of the warrant we remeasured the fair value of the warrant and recognized a decrease in value of $21,000. Additionally, we extinguished the then outstanding derivative liability of $131,000 with that amount recorded as common stock and additional paid in capital.

Vinay Holdings

On May 4, 2015, we entered into a Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $150,000. The Note bears interest at the rate of 8% per annum, was due and payable on November 4, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. Vinay extended the maturity date of the note to June 7, 2018. We accounted for the modification of the original instrument according to ASC 470-50 Modifications and Extinguishments. For the year ended April 30, 2016, we have recorded $12,000 of stated interest expense and $46,000 of amortized debt discount which we recognized on our statement of operations as stated interest and issuance (expense) and Debt discount (expense) respectively. We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $219,000 using the lattice model and the following inputs: stock price $0.07, strike price $0.04, volatility 168%, risk free rate 0.98%. As of April 30, 2016, the derivative liability estimated fair value was approximately $350,000 using the lattice model and the following inputs: stock price $0.02, strike price $0.01, volatility 217%, risk free rate 0.77%. The result was the recognition of a fair value adjustment of $131,000 in the accompanying statement of operations. Furthermore, we recognized the following at inception: convertible note payable of $150,000; derivative liability of approximately $219,000; debt discount of approximately $150,000 related to the derivative liability; and interest expense of approximately $69,000. For the year ended April 30, 2016, accreted debt discount and interest expense were $46,000 and $12,000, respectively. As of April 30, 2016, outstanding principal, unamortized debt discount and accrued interest were approximately $150,000, $104,000 and $12,000, respectively

In addition on June 5, 2015, we entered into a similar Securities Purchase Agreement with Vinay Holdings. ("Vinay") providing for the purchase of a Convertible Promissory Note ("Note") in the aggregate principal amount of $100,000. The Note bears interest at the rate of 8% per annum, was due and payable on October 16, 2015, and may be converted by Vinay at any time after 180 days of the date of closing into shares our common stock at a conversion price equal to a 39% discount of the lowest closing bid price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. Vinay extended the maturity date of the note to June 7, 2018. We accounted for the modification of the original instrument according to ASC 470-50 Modifications and Extinguishments. For the year ended April 30, 2016 and as of that date, we have recorded $7,000 of stated interest expense and $29,000 of amortized debt discount which we recognized on our statement of operations as stated interest and issuance (expense) and Debt discount (expense) respectively. We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $160,000 using the lattice model and the following inputs: stock price $0.07, strike price $0.04, volatility 168%, risk free rate 0.1.07%. As of April 30, 2016, the derivative liability estimated fair value was approximately $234,000 using the lattice model and the following inputs: stock price $0.02, strike price $0.01, volatility 217%, risk free rate 0.77%. The result was the recognition of a fair value adjustment of $74,000 in the accompanying statement of operations. Furthermore, we recognized the following at inception: convertible note payable of $100,000; derivative liability of approximately $160,000; debt discount of approximately $100,000 related to the derivative liability; and interest expense of approximately $60,000. For the year ended April 30, 2016, accreted debt discount and interest expense were $29,000 and $7,000, respectively. As of April 30, 2016, outstanding principal, unamortized debt discount and accrued interest were approximately $100,000, $71,000 and $7,000, respectively

On July 16, 2015 Vinay was assigned the Note formerly held by KBM Worldwide, Inc. dated January 23, 2015. The note was due and payable on October 16, 2015. Vinay extended the maturity date of the note to June 7, 2018. We accounted for the modification of the original instrument according to ASC 470-50 Modifications and Extinguishments. The assignment was the result of our prepayment of the Note to KBM Worldwide, Inc. with funds invested by Vinay Holdings expressly for the purpose of the Note assignment. For the year ended April 30, 2016 and as of that date, we have recorded $10,000 of stated interest expense and $40,000 of amortized debt discount which we recognized on our statement of operations as stated interest and issuance (expense) and Debt discount (expense) respectively. We analyzed the embedded conversion feature of the convertible note payable in accordance to ASC 815, Derivatives and Hedging, and determined that the embedded conversion feature was a derivative liability. On the date of issuance, the estimate fair value was approximately $262,000 using the lattice model and the following inputs: stock price $0.06, strike price $0.03, volatility 175%, risk free rate 1.03%. As of April 30, 2016, the derivative liability estimated fair value was approximately $359,000 using the lattice model and the following inputs: stock price $0.02, strike price $0.01, volatility 212%, risk free rate 0.77%. The result was the recognition of a fair value adjustment of $97,000 in the accompanying statement of operations. Furthermore, we recognized the following at inception: convertible note payable of $154,000; derivative liability of approximately $262,000; debt discount of approximately $154,000 related to the derivative liability; and interest expense of approximately $108,000. For the year ended April 30, 2016, accreted debt discount and interest expense were $40,000 and $10,000, respectively. As of April 30, 2016, outstanding principal, unamortized debt discount and accrued interest were approximately $154,000, $114,000 and $10,000, respectively

14.	SUBSEQUENT EVENTS

On May 10, 2016 we received a notice of conversion from Iconic Holdings, LLC (“Iconic”) related to the note originally issued to them on September 21, 2015. Iconic elected to convert $20,000 of the outstanding balance of the note to our common stock at a price of $0.01 per share as per our second amendment of the note dated April 15, 2016. We subsequently issued Iconic 2,000,000 shares of common stock. The remaining principal balance of the note following the issuance of shares was $127,000.

On May 24, 2016 we received a notice of conversion from Iconic Holdings, LLC (“Iconic”) related to the note originally issued to them on September 21, 2015. Iconic elected to convert $20,000 of the outstanding balance of the note to our common stock at a price of $0.01 per share as per our second amendment of the note dated April 15, 2016. We subsequently issued Iconic 2,000,000 shares of common stock. The remaining principal balance of the note following the issuance of shares was $107,000.

On June 7, 2016, we issued a Promissory Note for $50,000 received from an individual.  The proceeds were to provide us with working capital.  Under the terms of the Note, the balance of the note will be converted into our shares of our common stock at a price of $0.01 per share on the 90th day following the issuance of the note.

On June 7, 2016, we issued a Promissory Note for $75,000 received from an individual.  The proceeds were to provide us with working capital.  Under the terms of the Note, the balance of the note will be converted into our shares of our common stock at a price of $0.01 per share on the 90th day following the issuance of the note.

On June 23, 2016, we granted to three individuals an aggregate amount of 500,000 options to purchase shares of common stock of the Company, under the 2008 Stock Option Plan, at a purchase of $0.01 per share. The stock options vest quarterly over a two year period and expire on the earlier of six months from the end of the business relationship or June 23, 2026.

On June 28, 2016, we issued a Promissory Note for $75,000 received from an individual.  The proceeds were to provide us with working capital.  Under the terms of the Note, the balance of the note will be converted into our shares of our common stock at a price of $0.01 per share on the 90th day following the issuance of the note.

On July 19, 2016, Crowdgather, Inc. (the "Company") issued 5,793,267 shares of restricted common stock to Sanjay Sabnani (CEO) related to a $56,000 loan on April 13, 2014. The shares were issued pursuant to a settlement of a Promissory Note. Mr. Sabnani converted the remaining $57,932.67 due to him into 5,793,267 shares of restricted common stock of CrowdGather, Inc. The conversion rate was $0.01 per share and this conversion extinguishes the Note.

On September 6, 2016, we issued a Promissory Note for $27,500 received from an individual.  The proceeds were to provide us with working capital.  Under the terms of the Note, the balance of the note will be converted into our shares of our common stock at a price of $0.01 per share on the 90th day following the issuance of the note.

On September 9, 2016, we issued a Promissory Note for $25,000 received from an individual.  The proceeds were to provide us with working capital.  Under the terms of the Note, the balance of the note will be converted into our shares of our common stock at a price of $0.01 per share on the 90th day following the issuance of the note.

On October 24, 2016, we issued a Promissory Note for $50,000 received from Sanjay Sabnani, our Chief Executive Officer.  The proceeds were to provide us with working capital.  Under the terms of the Note, the balance of the note and interest at a rate of 12% per year will be due 18 months from the issuance of the Note.

On November 11, 2016 CrowdGather entered into a licensing agreement for its free forum communities (including Yuku.com, Freeforums.org, Forumer.com, and Lefora.com) with Tapatalk, Inc. in order to address needs for greater engineering and infrastructure support.  As a result of this agreement, Tapatalk will pay CrowdGather license fees including an upfront payment  covering the first six months of operations of $100,000 received on November 16, 2016. After the initial six months, Tapatalk will make royalty payments amounting to no less than $10,000 per month and no more than $30,000 per month. $5000 will be withheld for costs.  Tapatalk will take over all costs and operations of the hosted forum business thereby allowing CrowdGather to focus its resources on developing a mobile application for its relaunch of WeedTracker.com in the first half of 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On or about March 23, 2016, CrowdGather, Inc., a Nevada corporation (the "Company") engaged Hall & Company Certified Public Accountants, Inc. ("New Accountant") to audit and review the Company's financial statements for the fiscal year ending April 30, 2016, and to review the Corporation’s unaudited financial statements for the quarterly periods beginning with the quarter ended January 31, 2016.  The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Company's former accountant, Q Accountancy Corporation (the "Former Accountant").

On February 25, 2016, the Securities and Exchange Commission ("SEC") ordered the temporary suspension of Timothy Quintanilla, CPA, the Company’s engagement partner and owner of Q Accountancy Corporation, from practicing as an accountant on behalf of any publicly traded company or other entity regulated by the SEC. The Former Accountant was dismissed effective March 21, 2016.  The Former Accountant's reports on the Company's financial statements during its past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification contained in its audit report for the fiscal years ending April 30, 2015 and 2014.  The decision to change accountants was recommended and approved by the Company's Board of Directors.  During the fiscal years ended April 30, 2015, April 30, 2014 and April 30, 2013 through the date hereof, the Company did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 15d-5 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our board of directors, management has conducted an evaluation of the effectiveness of our internal control over financial reporting (“ICFR”) as of April 30, 2016 and 2015 based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was not effective as of April 30, 2016 and 2015. Subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2016 and 2015, our disclosure controls and procedures were not effective due to the ineffectiveness of our ICFRs as discussed below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate ICFRs as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Management is responsible for maintaining evidential matter to provide reasonable support for its assessment.

ICFR cannot provide absolute assurance due to inherent limitations involving human involvement and the possibility for to lapses in judgment and other human failures to interfere or prevent the effective implementation of ICFR. ICFR can also be rendered ineffective by direct interference such as collusion or improper management override. As a result of such human involvement, ICFR cannot prevent or detect all misstatement either unintentional or fraudulent. ICFR can however be designed with these limitations in mind to reduce, not eliminate, the risk of financial misstatement.

Due to the reasons discussed below, management concluded that ICFR was ineffective for the fiscal years ended April 30, 2016 and 2015. Management determined the deficiencies discussed below increased the likelihood that a misstatement of the Company’s financial statements would not be prevented or detected. Management identified three control deficiencies influencing the effectiveness of ICFR

1)	Insufficient separation of duties

The company’s staffing levels do not allow us to properly separate responsibilities to effectively limit the possibilities of misstatement. Although there is no single authority on the definitive structure of separation de-facto practices typically include separation along the lines of a) Custody – Physical control/access to assets, b) Authorization – Authority to approve transactions, c) Record Keeping – Preservation of books and records related to transactions, and d) Periodic Reconciliation – Verification of the proper reporting and authorization of transactions.

As a result of the small staff within the company these four responsibilities may not always be effectively separated and may further but subject to management override. Management has implemented a number of compensating controls to mitigate the risk associated with the deficiency related to separation of duties. Compensating controls are themselves not an ideal mitigation technique but absent superior alternatives can be effective in the reduction of risk. Longer terms remediation strategies include increasing the number of staff with proper training to allow for more effective separation of duties within the company.

2)	Insufficient revenue records retention

In the course of our annual audit for fiscal year ended April 30, 2015 we became aware of certain missing records related to our end-user sales and non-guaranteed display revenue. Although the missing records were overall a small percentage of our overall revenue records the deficiency exposed the potential for a failure to properly support all relevant transaction of the company. The company has since reevaluated its records retention policy, which was improved prior to the detection of the missing reports, and has since taken additional steps to better control internal record keeping procedures.

3)	Insufficient review function

We do not have adequate review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible. The insufficient review procedure has over the period of this report been a contributing factor to improper bookkeeping such as failures to adhere to US GAAP and general bookkeeping errors. Such failures have resulted in our need to conduct additional corrective procedures and correct errors related to previous period losses and current period recording of certain derivative instruments.

This report does not include an attestation report of our independent registered public accounting firm regarding ICFR. The report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC (Release NOS. 33-9142;34-62914) that permit us to provide only management’s report of ICFR.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Sanjay Sabnani	45	CEO, President, Secretary, Director and Chairman of the Board
Richard Corredera	38	Chief Financial Officer
James A. Sacks	49	Director
Chuck Timpe	69	Director
Hazim Ansari	44	Director

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

Richard Corredera. Richard Corredera is our Chief Financial Officer since July 16, 2015.  Mr. Corredera has approximately 18 years of experience in software engineering, systems design and business development.  From April 2012 to the present, Mr. Corredera has served as President and Chief Operating Officer of Plaor where he managed the business operations of Plaor including business development, compliance, and accounting in addition to overseeing its strategic technology development. Prior to Plaor, Richard co-founded DoubleTap Games and was a technical director at THQ’s Helixe development studio and Sony Online Entertainment from 2002 to 2012.  Mr. Corredera is a certified management accountant (CMA) and an enrolled agent (EA). Mr. Corredera is not an officer or director of any other reporting company.

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

Chuck Timpe. Mr. Timpe has been a member of our Board of Directors since May 2009. Mr. Timpe is a seasoned director and financial executive and served as a director and chairman of the audit committee from 1998 to November 2015 for IPC The Hospitalist Company and as an advisor to CrowdGather since October 2008. From June 2003 to November 2008, Mr. Timpe served as the chief financial officer of Hythiam, Inc. (now Catasys Inc.; CATS—OTC BB). Prior to joining Hythiam, Mr. Timpe was chief financial officer, from its inception in February 1998 to June 2003, of Protocare, Inc., a clinical research and pharmaceutical outsourcing company which merged with Radiant Research, Inc. in March 2003. Previously, he was a principal in two private healthcare management consulting firms he co-founded, chief financial officer of National Pain Institute, treasurer and corporate controller for American Medical International, Inc. (now Tenet Healthcare Corp.; THC—NYSE), and a member of Arthur Andersen, LLP’s healthcare practice, specializing in public company and hospital system audits. Mr. Timpe is currently a business consultant. Mr. Timpe received his B.S. from University of Missouri, School of Business and Public Administration, and is a certified public accountant (retired).

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

Director Independence.   We believe that James A. Sacks, Chuck Timpe and Hazim Ansari are independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

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

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ending April 30, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Sanjay Sabnani CEO, President, Secretary	2016	240,000	0	0	0	0	0	0	240,000
	2015	240,000	0	0	0	0	0	0	240,000
Richard Corredera, COO	2016	200,000	0	0	0	0	0	0	200,000
	2015	200,000	0	0	0	0	0	0	200,00

Outstanding Equity Awards at Fiscal Year-end. As of April 30, 2016, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

There were no exercises of stock options by our above named executive officers during the year ended April 30, 2016.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended April 30, 2016:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below shows the number of our shares of common stock beneficially owned as of April 30, 2016 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common stock;
•	each director;
•	each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” above; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of April 30, 2016 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after April 30, 2016 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (3)
Common Stock	Sanjay Sabnani 20300 Ventura Blvd, Suite 330 Woodland Hills, CA 91364	18,887,493 shares (1) CEO, President, Secretary, Treasurer and director	15.40%
Common Stock	Typhoon Capital Consultants, LLC (2) 19069 Braemore Road Northridge, California 91326	16,210,550 shares Beneficial Owner	13.34%
Common Stock	Richard Corredera c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	2,360,830 shares CFO/COO	1.94%
Common Stock	James A. Sacks c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	715,000 shares(6) Director	*
Common Stock	Chuck Timpe c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	840,000 shares (7) Director	*
Common Stock	Hazim Ansari c/o 20300 Ventura Blvd., Suite 330 Woodland Hills, California 91364	3,725,850 shares (8) Director	*
Common Stock	Peter Lee Evelyn Tower, 14 th Floor, Flat E North Point, Hong Kong	7,697,738 shares (9) Beneficial Owner	*
Common Stock	Pabos LLC (10) 111 N Sepulveda Blvd Suite 336 Manhattan Beach, CA 90266	40,532,814 shares (10) Beneficial Owner	33.35%
Common Stock	Vinay Holdings Ltd PO Box 983 Victoria Mahe, Seycheles	19,677,870 shares (11) Beneficial Owner	14.14%
Common Stock	All directors and named executive officers as a group	24,389,173 shares	21.45%

* Denotes less than 1%.

(1) Includes 16,210,550 shares, which are held by Typhoon Capital Consultants, LLC, of which Sanjay Sabnani is the beneficial owner, 391,945 shares, which are held by Sabnani IRA, of which Sanjay Sabnani is the beneficial owner, 1,100,000 shares of common stock underlying options granted to Mr. Sabnani, 250,000 restricted common shared awarded to Mr. Sabnani, 34,998 shares issued in relation to the Plaor merger, and 900,000 shares held by Sabnani Children Income Trust, of which Sanjay Sabnani may be deemed to have beneficial ownership due to his spouse’s role as sole trustee for this trust. Mr. Sabnani disclaims beneficial ownership of those 900,000 shares, except as to his pecuniary interest therein.

(2) Sanjay Sabnani holds voting and dispositive power over the shares of Typhoon Capital Consultants, LLC.

(3) Based on 121,536,572 common shares issued as of April 30, 2016.

(6) Includes 295,000 shares of restricted common stock held of record by James A. Sacks, 500,000 shares of common stock underlying options granted to Mr. Sacks.

(7) Includes 20,000 shares of common stock held of record by Chuck Timpe, 620,000 shares of common stock underlying options granted to Chuck Timpe and 200,000 shares of restricted common stock awarded to Mr. Timpe.

(8) Includes 3,545,850 shares, which are held by NKS Group, Inc. Hazim Ansari holds voting and dispositive power over the shares of NKS Group, Inc.

(9) Includes 1,003,000 shares of common stock held of record by Mr. Lee, 194,738 shares of common stock held of record by Mr. Lee’s personal holding company, and 6,500,000 shares of common stock underlying warrants held by Mr. Lee.

(10) Includes 1,878,840 shares held by CLEO. Bosko Djordjevic and Paul Schwartz share voting and dispositive power over the shares held by Pabos LLC and CLEO.

(11) Includes 17,613,420 shares underlying convertible debt outstanding.

Changes in Control.   Our   management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

During year ended April 30, 2015 the Company paid $32,800 for legal services provided by Mr. Hazim Ansari, which the Company has identified to be a related party, as he later became a member of the Board of Directors.

The Company entered into two Promissory Note agreements with our CEO, Sanjay Sabnani on April 13, 2015 and April 17, 2015. The face values of the notes respectively were $50,000 and $239,000 with a total aggregate amount of $289,000. Each note carries an interest rate of 12% with the April 13, 2015 note due on April 13, 2016 and the April 17, 2015 note due on April 15, 2017. At this time the notes have accrued $29,000 of interest in addition to the principle. Proceeds from the notes have been used to extinguish a convertible note due to KBM in addition to working capital.

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. James Sacks, a member of our board. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 13, 2016.   Mr. Sacks has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000.

On September 15, 2015, we issued a Promissory Note for $10,000 received from Mr. Hazim Ansari, a member of our board. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 13, 2016. Mr. Ansari has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000.

On September 17, 2015, we issued a Promissory Note for $10,000 received from Mr. Richard Corredera, our CFO. The proceeds were used for general working capital. Under the terms of the note, we agreed to repay the $10,000 including interest at 12%. The note, including interest, was due March 15, 2016. Mr. Corredera has granted a waiver of default and maturity date extension. We accounted for the extension as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments. The Note is now due April 15, 2017 with a principal balance of $10,000.

Director Independence.   We believe that James A. Sacks, Chuck Timpe and Hazim Ansari are independent members of our Board of Directors using the definition of independence under the rules of the SEC.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended April 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $45,000 and $45,000, respectively.

Audit-Related Fees. For each of the fiscal years ended April 30, 2016 and 2015, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

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

CrowdGather, Inc. a Nevada corporation

January 10, 2017	By:	/s/ Sanjay Sabnani
	Its:	Sanjay Sabnani
CEO, President, Secretary and a director
(Principal Executive Officer)

January 10, 2017	By:	/s/ Richard Corredera
	Its:	Richard Corredera
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Sanjay Sabnani	January 10, 2017
Sanjay Sabnani
Its:	CEO, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Jonathan Dariyanani	January 10, 2017
Jonathan Dariyanani
Its:	Director

By:	/s/ James Sacks	January 10, 2017
James Sacks
Its	director

By:	/s/ Chuck Timpe	January 10, 2017
Chuck Timpe
Its:	director

By:	/s/ Hazim Ansari	January 10, 2017
Hazim Ansari
Its:	director

